Form 10KSB
period 2001-12-31
INETEVENTS INC
filed 2002-04-26
CIK 1156337

Commission File No. 000-33129

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __ to __

INETEVENTS, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	95-4581903

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 South Sepulveda Blvd., Suite 311 Los Angeles, California	90049

(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (310) 889-9064

Securities to be registered pursuant to Section 12(b) of the Act:

none

Securities to be registered pursuant to Section 12(g) of the Act:

$.0005 Common Stock

(Title of Class)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /X/ No /   /

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part

II of this Form 10-K or any amendments to this Form 10-K. /X/

     As of December 31, 2001, there were 6,986,500 shares of the registrant’s Common Stock, $.0005 par value, outstanding. The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as of April 25, 2002 is $1,767,500.

     State the registrant’s revenues for the December 31, 2001 fiscal year: $111,557.

		Page

Item 1.	Description of Business	4

Item 2.	Description of Property	19

Item 3.	Legal Proceedings	19

Item 4.	Submission of Matter to Vote of Security Holders	19

Item 5.	Market for Common Registrant Equity and Related Stockholder Matter	20

Item 6.	Management’s Discussion and Analysis or Plan of Operation	24

Item 7.	Financial Statements	26

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.	Executive Compensation

Item 11.	Security Ownership of Certain Beneficial Owners and Management

Item 12.	Certain Relationships and Related Transactions

Item 13.	Exhibits and Reports on Form 8-K

	Signature

Item 1. Description of Business.

     The following discussion contains “forward-looking statements” that involve risk and uncertainties. These statements may be identified by the use of terminology such as “beliefs,” “experts,” “may,” “will,” “should” or “anticipates” or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The actual results could differ materially from those contained in this Form 10-KSB.

     Important factors that could cause or contribute to such differences include those discussed under the caption entitled “Risk Factors,” as well as those discussed elsewhere in this Form 10-KSB.

Business Development

     iNetEvents, Inc. (the “Company”) (formerly Summit World Ventures, Inc.) was incorporated on December 18, 1986 under the laws of the State of Delaware to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. Prior to July 28, 2000, we were in the developmental stage and could be defined as a “shell” company, whose sole purpose was to locate and consummate a merger or acquisition with a private entity, and we did not have any operations. On July 28, 2000, we acquired iNetEvents, Inc., a Nevada corporation and commenced operations. As part of the acquisition — a reorganization in the form of a reverse merger, iNetEvents, Inc., a Nevada corporation, became our wholly-owned subsidiary, and there was a change of our control. iNetEvents, Inc., a Nevada corporation, was incorporated on February 3, 1999. Our principal offices were relocated to 500 South Sepulveda Boulevard, Suite 311, Los Angeles, California 90049, (310) 889-9064.

Principal Services

     We develop and maintain software to be used for trade show and event management purposes. We provide hosting services via the Internet. We charge a fee for this service and also receive income based on the number of registrations for the specific event. In addition, we may provide consulting services to our customers. We have not sold our software to our customers, but we may do so in the future. Such a sale may include the sale of certain support services. Our software products can be categorized into two broad areas: application service provider systems software and system software. The application service

4.

provider software allows users to access information or use the applications through a simple Internet browser on any client computer, and automates the performance of specific business data processing functions for the event producer who proposes to host an event. In addition to computer software products, we offer a limited range of consulting, education and supporting service for the event producer, provided that said event producer is our customer or client. Systems software is a complete platform to develop and deploy applications on the Internet and corporate intranets, and includes database management software and development tools that allow users to create, retrieve and modify various types of data located on our servers.

     We believe that electronic commerce (the exchange of goods and/or services electronically over the Internet) is revolutionizing businesses by providing a relatively low-cost means of distributing goods and services and expanding markets globally, increasing efficiencies, and providing better, more personalized customer services. As organizations are changing the way they interact with their customers, communicate, share knowledge and share value, we believe that to remain competitive, the development and deployment of a web-based hosting application for conventions, trade shows, sales meetings and seminars on the Internet is compatible with the concept of electronic commerce.

     We intend to continually enhance our existing products and intend to develop new products to meet our customers changing requirements as well as to expand our product base.

iNetEvents Enterprise Edition (System Software)

     We develop our software product for event producers, organizations, and companies that host ten or more events per year. In this case, the customer installs our software on their own servers. The event producer has the flexibility to integrate our package with any other enterprise application used by the event producer as well as add or modify our own events. The software provides for advance registration, scheduling, previewing of exhibits and speakers, product sales, and Internet email communications. The system provides for computerized accounting and billing functions, credit card processing, and accounting management information for the event producer.

iNetEvents Online Services (Application Service Provider)

     The primary service that we offer is a version of the

5.

Enterprise Edition (described above) delivered electronically via the Internet. With a simple browser and network connection, the event producer can access our Internet business applications at costs significantly lower than a traditional deployment. While the event producer-customer owns the content that is created on our server, we own the hardware, manage the application and server architecture, maintain and upgrade the software and provide technical support for the customer’s operations. The hardware and software are managed at our leased facilities in Los Angeles. We currently offer this service as iNetEvents Premier, however we anticipate that we will offer additional online services (iNetEvents Presto) in the future.

     A. iNetEvents Premier

     The primary online service that we offer is a version of our Enterprise Edition (described above) via the Internet. This full-featured online service allows event producers to market their events electronically, offer event registration via our e-commerce service as well as provide a range of event oriented content. We provide in house hosting of singular or multiple events that have potential participants of from 100 to 3,000 attendees.

     B. iNetEvents Presto

     We have developed and will commence marketing in 2002, on our server, iNetEvents Presto, a software product which will permit event producers who have potential participants from 2 to 100 attendees to host an event on our server. We will provide minimal consulting services in connection with creating the content but the iNetEvents Presto software will be designed so that the event producer will be able to manage and make changes, by accessing our secured website through our Internet browser.

iNetEvents Professional Services

     We implements the event producer’s specific needs by offering a range of professional services that allow our customers to take full advantage of the Web-based products we offer. These professional services fall into three primary categories including customization, consulting, training and support services.

     A. Consulting Services

     We will help an event producer articulate his event

6.

needs, define event goals and objectives, reach achievable benchmarks, develop and evaluate mechanisms to measure success, specify engineering and design requirements, and provide the necessary data to approach the Internet with a solid, well-grounded plan.

     B. Customization Services

     We provide a range of design and development services that are utilized to make our customer’s use of our software more effective. We believe that building a successful event website and related intranet and extranet programming is much more complicated that utilization of the hypertext markup language (HTML) coding. Our technical department uses fundamental, advanced and specialized technologies in web design and development and we will expertly assist the event producer in managing our Internet event project from the planning stage to the post event stage.

     C. Training and Support

     We offer a range on in house and Web-based training and support services to our customers.

General Software Features

     The creation of a fully customized, self-branded web-based “wrapper” for the event producer extends the web producer’s marketing and promotional efforts to an audience and the duration of the physical event. We believe that the web-based exhibitor and attendee registration will reduce the event producer’s administrative costs and will enhance the ability to reach event attendees and exhibitors readily available to the event producer. The ability to register, manage and communicate with event exhibitors, attendees, and the press via the Internet and the capability to access a central database reduce both management time and overhead costs. Real time event management provides the event producer with up-to-date information and allows the event producer, with limited Internet and Internet authoring, a more satisfying experience for the exhibitors and attendees. The attendees have the ability to participate in the event producer’s event prior, during and after the physical event. Further, we provide the attendees with the option to schedule activities, sessions, seminars and meetings with exhibitors at the physical event which we believe will save the attendees time in planning their participation and event experience. The event attendee can gather information about event seminars, sessions, key notes and

7.

other activities via the Internet and the participants can conduct e-commerce in a way that is easy, secure and convenient.

Factors That May Affect Future Results and Market Price of Stock

     We operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

1.	Unless we obtain loans or additional funding, we may not be able to continue as a going concern.

     Our auditor’s going concern opinion and the notation in the financial statements indicate that we have significant operating losses, working capital deficiency and significant capital requirements which raise substantial doubt about our ability to continue as a going concern. We have had a net loss of $190,530 from our inception to December 31, 1999, we have had a net loss of $366,706 for the year ended December 31, 2000 and we have a net loss of $437,321 for the year ended December 31, 2001. We anticipate that we will continue to experience losses as we continue implementing our expansion program. Until such time as we have revenues in excess of expenditures, we will be required to secure loans and if we do not secure the loans (or raise additional capital if loans or funding are not forthcoming), we may not be successful in continuing to operate our business.

2.	We have minimal operating history and revenue and we have minimal assets.

     We commenced operations in February of 1999. Subsequently, we leased office facilities in April of 1999 and began the development of our product. In August of 1999 we released the first “beta” version of our Enterprise Edition. From August 1999 through February of 2000 we further refined our software applications and officially offered our services and products in February, 2000 on a limited basis. Accordingly, we have an extremely limited operating history upon which an evaluation and our business can be based. Our business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as the Internet. Specifically, such risks include our failure to anticipate and adopt to a developing market, the rejection of our services by event producers, organizations and companies that host events, development of equal or superior

8.

services or products by competitors, and the inability to identify, attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks.

3.	There can be no assurance that we can generate revenue growth, or that any revenue growth that is achieved can be sustained.

     Revenue growth that we may achieve may not be indicative of future operating results. In addition, we have increased, and plan to significantly increase further, our operating expenses in order to increase our sales and marketing efforts, fund greater levels of product development, increase our marketing staff, and increase our general and administrative costs to support the enlarged organization. If there are no increased revenues, our business, results of operations and financial condition will be materially adversely affected. Given the initial level of planned expenditures, we anticipate that we may continue to incur losses for the foreseeable future and there can be no assurance that we will ever achieve or sustain profitability.

4.	Our success is dependent on event producers utilizing the Internet.

     The market for our services and products has recently begun to develop, is rapidly evolving and will be characterized by an increasing number of market entrants. As a result, our mix of services and products may undergo substantial changes as we react to competitive and other developments in the overall Internet market. Our market is highly dependent upon the increased use of the Internet for information, publication, distribution and commerce. In particular, the Internet and businesses using the Internet is an unproven medium for our products and services. Accordingly, our future operating results will depend substantially upon the increased use of the Internet by individuals and companies for event producers, organizations and companies that host events, the emergence of the Internet as an effective business use medium and the successful implementation of our services and products program. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, east of use, access, quality of service and acceptance of advertising) remain unresolved and may impact our growth. If the Internet does not develop as an effective business medium for hosting events, our business, results of operations and financial condition will be

9.

materially adversely affected.

5.	We face competition from other entities providing services similar to ours.

     The market for all Internet services and products is intensely competitive. Since there are no substantial barriers to entry, we expect competition in these markets to intensify. We believe that the principal competitive factors in these markets are name recognition, performance, ease of use and functionality. Our existing competitors, as well as a number of potential new competitors, may have longer operating histories in the Internet market, greater name recognition, larger customer bases and databases and significantly greater financial, technical and marketing resources. Such competitors may be able to undertake more extensive marketing campaigns and make more attractive offers to potential employees. Further, there can be no assurance that our competitors will not develop services and products that are equal or superior to ours or that achieve greater market acceptance than our offerings in the area of name recognition, performance, ease of use and functionality. There can be no assurance that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

6.	The terrorist attacks of September 11, 2001 have had a significant negative effect of our business.

     The market in which we compete is specifically tied to the corporate travel market. After the terrorist attacks of September 11, 2001, the travel market suffered a significant downturn. This downturn dramatically effected our sales as most of our clients either cancelled or postponed their scheduled and booked events. While, we anticipate that this business will return there can be no assurance that it will occur this year or in the foreseeable future. This fact may have a significant material effect on our business and financial results.

7.	Our success is dependent on keeping up with technological changes and is dependent upon the acceptance of our recently introduced products as well as developing new products.

     The market in which we compete is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and

10.

enhancements and changing customer demands. Market characteristics are exacerbated by the emerging nature of the Internet. Accordingly, our future success will depend in significant part on our ability to adapt to rapidly changing technologies, the ability to adapt our services and products to evolving industry standards, and to continually improve the performance, features and reliability of our services and products in response to both evolving demands of the marketplace and competitive service and product offerings. Our failure to adapt to such changes and evolution would have a materially adverse effect on our business, results of operations and financial condition.

8.	If we have software defects, we may lose customers to other companies with similar products.

     Our existing services or products or new releases, whether improved versions or existing services or products or introductions of new services or products, may contain undetected errors that require significant design modifications, resulting in a loss of customer confidence and user support and potentially having a material adverse effect on our services and products and, consequently, our business, results of operations and financial condition.

9.	We are dependent on the Internet.

     The success of our services and products will depend in large part upon the development of an infrastructure for providing Internet access and services. Because online exchange of information of the Internet and other similar open wide area networks are new and evolving, it is difficult to predict with any assurance whether the Internet will provide to be a viable commercial marketplace. The Internet has experienced, and is expected to continue to experience, significant, geometric growth in the number of users and amount of traffic. There can be no assurance that the infrastructure or complementary services necessary to make the Internet a viable commercial marketplace will be developed, or, if developed, that the Internet will become a viable commercial marketplace for services and products such as those offered. If the necessary infrastructure or complementary services or facilities are not developed, or if the Internet does not become a viable commercial marketplace, our business, results of operations and financial condition will be materially adversely affected.

10.	We have a dependency on our computer infrastructure.

11.

     Substantially all of our development hardware and software and certain of our computer hardware operations are located at our leased facility in Los Angeles, California. There can be no assurance that in the event we suffer any system failure at either our leased facility in Los Angeles, California or a back up off premises location in Los Angeles, California, we would not be adversely affected. There can be no assurance that other Internet related system failures at any location would not adversely affect the performance of our services. While we have taken steps to minimize the risks associated with power failures, fire, physical and electronic security, telecommunications failures, any computer system is vulnerable to damage from fire, floods, power loss, telecommunications failures, break-ins and similar events. The occurrence of any of these risks could have a material adverse effect on our business, results of operations and financial condition.

11.	We are highly dependent upon Brandon Stauber and if we lose Mr. Stauber or any of our key personnel, our business would be impaired.

     Our success is highly dependent upon the management talent and experience of our Chief Executive Officer and President, Brandon Stauber. Our loss of Mr. Stauber could have a material adverse impact on our business. We presently have a $1,000,000 life insurance policy on the life of Mr. Stauber. We do not have a written employment agreement with Mr. Stauber and there can be no assurance that we will be able to recruit or retain other qualified personnel, should it be necessary to do so.

12.

12.	The possible Rule 144 sales by existing shareholders may have an adverse effect on the market value of the Company and the price of the stock.

     3,981,500 of the our 6,986,500 shares presently outstanding common stock, including the 1,680,000 shares owned by Brandon Stauber, is “restricted securities” for purposes of Federal securities laws, and in the future they may be sold in compliance with Rule 144 adopted under the Act. Rule 144 provides in part that a person who is not an affiliate and who holds restricted securities for a period of two years may sell all or part of such securities. In addition, since we will be filing certain informational reports with the Securities and Exchange Commission, and if certain other conditions are satisfied, Rule 144 will allow a person (including an affiliate) holding restricted securities for a period of one year to sell each three months, provided he or she is not part of a control group acting in concert to sell, an amount equal to the greater of the average weekly reported trading volume of the stock during the four calendar weeks preceding the sale, or one percent of the our outstanding common stock. We cannot predict the effect, if any, that any such sales of common stock, or the availability of such common stock for sale, may have on the market value of the common stock prevailing from time to time. Sales of substantial amounts of common stock by shareholders, particularly if they are affiliates, could have a material adverse effect upon the market value of the common stock.

13.	We are reliant upon our management to be successful.

     The rapid execution necessary for us to fully exploit the market for our products and services requires an effective planning and management process. Our growth is expected to continue to place, a significant strain on our managerial, operational and financial resources. Our ability to manage effectively will require it to continue to implement and improve our operational, financial and management information systems and to attract, identify, train, integrate and retain qualified personnel. These demands will require the addition of new management personnel and the development of additional expertise by existing management. Our success depends to a significant extent on the ability of our officers to operate effectively, both independently and as a group.

14.	We have a strong dependence on network infrastructure and there is a risk of system failure and loss of capacity.

13.

     The future success of our business will depend on the capacity, reliability and security of our network infrastructure. We will have to expand and adapt our network infrastructure as the number of customers and the amount and type of information they wish to utilize in event production increase. Such expansion and adaptation of our network infrastructure will require substantial financial, operational and management resources. There can be no assurance that we will be able to expand or adapt our network infrastructure to meet additional demand or changing subscriber requirements on a timely basis and at a commercially reasonable cost, or at all. While our objective is to maintain substantial excess capacity, any failure to expand or enhance our network infrastructure on a timely basis and at a commercially reasonable cost, or at all. While our objective is to maintain substantial excess capacity, any failure to expand or enhance our network infrastructure on a timely basis or to adapt it to an expanding subscriber base, changing subscriber requirements or evolving industry standards could materially adversely affect our business, financial condition and results of operations.

     Our operations and services provided are dependent on the extent to which our computer equipment is protected against damage from fire, earthquakes, power loss, telecommunications failures and similar events. A significant portion of our computer equipment, including critical equipment dedicated to our Internet access services, is located at a single facility in Los Angeles, California now. Despite precautions taken, the occurrence of a natural disaster or other unanticipated problems at our headquarters, the network hub could cause interruptions in the services provided. In addition, failure of our telecommunications providers to provide the date communications capacity required as a result of a natural disaster, operational disruption or for any other reason could cause interruptions in the services provided. We do maintain fully redundant or backup Internet services or backbone facilities. In spite of the backup, any accident, incident or system failure that causes interruptions in our operations could have a material adverse effect on our ability to provide Internet services to our even producers, and, in turn, on our business, financial condition and results of operations.

15.	Although we have implemented safeguards to prevent unauthorized access to our application software, there always exists certain security risk which may cause interruption, delays or cessation in service.

14.

     Despite the implementation of security measures, our network infrastructure are vulnerable to computer viruses or problems caused by third parties could lead to interruptions, delays or cessation in service to our event producers. Inappropriate use of the Internet by third parties could also potentially jeopardize the security or deter certain persons from using our services. Such inappropriate use of the Internet would include attempting to gain unauthorized access to information or systems — commonly known as “cracking” or “hacking.” Although we intend to continue to implement security measures, such measures have been circumvented in the past, and there can be no assurance that measures implemented will not be circumvented in the future. Alleviating problems caused by computer viruses or other inappropriate uses or security breaches may require interruptions, delays or cessation in service to our operations. There can be no assurance that customers or others will not assert claims of liability against us as a result of failures. Further, until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet service industry in general and our customer base and revenues in particular.

16.	We are dependent, in part, upon the copyright and trade secret laws to protect our proprietary technology; however, there is a risk that our competitors will be able to develop technologies that are equivalent or superior to ours.

     Our success depends in part upon our software and related documentation. We principally rely upon copyright, trade secret and contract law to protect our proprietary technology. There can be no assurance that the steps taken will be adequate to prevent misappropriation of our technology or that the our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

17.	The unsettled law as it relates to online service companies creates a possibility that liability may result for information supplied by our customers that are disseminated through our software.

     The law relating to the liability of Internet on-line services companies for information carried on or disseminated through their networks is unsettled. Several private lawsuits seeking to impose such liability upon Internet on-line services companies are currently pending. Although no such claims have ever been asserted against us, there can be no assurance that

15.

such claims will not be asserted in the future, or if asserted, will not be successful. Furthermore, although we have attempted to limit our liability by the terms of our standard service agreement, there can be no assurance that our liability would be so limited in the event of any litigation or other claim against us.

     As the law in this area develops, the potential imposition of liability upon us for information carried on and disseminated through our network could require us to implement measures to reduce our exposure to such liability, which may require the expenditure of substantial resources or the discontinuation of certain products or service offerings. Any costs that are incurred as a result of contesting any such assert claims or the consequent imposition of liability could materially adversely affect our business, financial condition and results of operation.

18.	There may be a volatility of our stock price.

     Since the common stock is publicly traded, the market price of the common stock may fluctuate over a wide range and may continue to do so in the future. The market price of the common stock could be subject to significant fluctuations in response to various factors and events, including, among other things, the depth and liquidity of the trading market of the common stock, quarterly variations in actual or anticipated operating results, growth rates, changes in estimates by analysts, market conditions in the industry (including demand for Internet access), announcements by competitors, regulatory actions and general economic conditions. In addition, the stock market from time to time experienced significant price and volume fluctuations, which have particularly affected the market prices of the stocks of high technology companies, and which may be unrelated to the operating performance of particular companies. As a result of the foregoing, our operating results and prospects from time to time may be below the expectations of public market analysts and investors. Any such event would likely result in a material adverse effect on the price of the common stock.

19.	You will receive no dividends on your investment.

     We have never paid dividends. We do not anticipate declaring or paying dividends in the foreseeable future. Our retained earnings, if any, will finance the development and expansion of our business and the payment of dividends will be at our board of directors discretion and contingent upon our

16.

financial condition, earnings, capital requirements, and other factors. Future dividends may also be affected by covenants contained in loan or other financing documents we may execute. Therefore, there can be no assurance that cash dividends of any kind will ever be paid.

20.	If we issue future shares, present investors per share value will be diluted.

     We are authorized to issue a maximum of 100,000,000 shares of common stock at $0.005 par value and 10,000,000 shares of serial preferred stock at $.01 par value. The board of directors authority to issue common stock and preferred stock, or either, without shareholder consent under Delaware law, may dilute the value of the outstanding common stock.

21.	There is currently a softening of demand for both computer hardware and software and if economic and business conditions deteriorate, said deterioration may have material affect on our business.

     Our revenue growth and profitability depend on the overall demand for computer, software and services. Because our sales are primarily to business customers, our business also depends on general economic and business conditions. A softening of demand for computer software caused by weakening of the economy will result in decreased revenues or lower growth rates.

22.	Although we believe that we have complied will all accounting guidances in connection with the preparation of our financial statements, any changes may require us to restate or recast our financial statements which may have an adverse affect upon our business, results of operations or financial position.

     In October 1997, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” which superseded SOP No. 91-1. SOP No. 97-2 was effective for our fiscal year beginning June 1, 1998, as amended by SOP No. 98-4 and SOP No. 98-9, and provides guidance on applying generally, accepted accounting principles for software revenue recognition transactions. Based on our interpretation of the requirements of SOP No. 97-2, as amended, application of this statement did not and is not expected to have a material impact on our revenue. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in

17.

Financial, Statements” which provides further revenue recognition guidance, the accounting profession continues to review certain provisions of SOP No. 97-2 and SAB 101 with the objective of providing additional guidance on implementing its provisions. Depending upon the outcome of these reviews and the issuance of implementation guideline and interpretations, we may be required to change our revenue recognition policies and business practices, and such changes could have a material adverse effect on our business, results of operations or financial position.

     We have capitalize internal use software and website development costs and we have estimated the useful life of the capitalized cost as two years. As of December 31, 2001 and December 31, 2000, the balance of capitalized software development costs were approximately $80,536 and $58,277, respectively.

18.

23.	There can be no assurance that our new products will achieve significant market acceptance or will generate significant revenue. Additional products that we plan to directly or indirectly market in the future are in various stages of development. As of December 31, 2001, the balance of capitalized software development costs was approximately $80,536.

     The market for our services are characterized by rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology and frequent new product introductions and enhancements. Product introductions, such as iNetEvents Presto, and possible short product life cycles may necessitate high levels of expenditures for, research and development. To obtain a competitive position, we must enhance and improve existing products and continue to introduce new software and new versions of existing software that will satisfy increasingly sophisticated customer requirements and achieve market acceptance. Our inability or failure to successfully enhance and improve our products in a timely manner, and position and/or price our products, could have a material adverse effect on our business, results of operations or financial position.

     If we were to experience delays in the commercialization and introduction of new or enhanced software, if customers were to experience significant problems with the implementation and installation of software, or if customers were dissatisfied with software functionality or performance, this could have a material adverse effect on our business, results of operations or financial position.

     We are dependent upon the development of new business products. Our success is dependent, in part, upon the ability of our management group to execute our business plan.

24.	Our pricing of the products may not be conducive to continued use.

     Intense competition in the various markets in which we compete may put pressure on us to reduce prices on our products. Changes in the customer’s use of our products could also result in lower license revenues if our pricing model is not adapted to such usage. Any such price reductions and resulting lower license revenues could have a material adverse effect on our business, results of operations or financial position if we cannot offset these price reductions with a corresponding increase in sales

19.

volumes or lower spending.

20.

25.	Our growth is dependent upon the hiring and retention of employees.

     Our continued growth and success depend to a significant extent on the continued service of our senior management and other key employees and the hiring of new qualified employees. Competition for highly-skilled business, product development, technical and other personnel is becoming more intense due to lower overall unemployment rates, the boom in information technology spending and private companies that can offer greater equity incentives that provide the potential of greater compensation in connection with an initial public offering. Accordingly, we expect to experience increased compensation costs that may not be offset through either improved productivity or higher prices. There can be no assurances that we will be successful in continuously recruiting new personnel and in retaining existing personnel. In general, we do not have long-term employment or non-competition agreements with our employees. The loss of one or more key employees or our inability to attract additional qualified employees or retain other employees could have a material adverse effect on the continued growth.

26.	We are in an extremely competitive environment.

     The computer software industry is an intensely competitive industry with several large vendors that develop and market databases, application development tools, business applications and business intelligence products. Almost all of these vendors have significantly greater, financial and technical resources than us. The introduction of new competitive products into one or more of our various markets, the addition of new functionality into an existing competitive product or the acquisition by one of our competitors of a product could have a material adverse effect on our business, results of operations or financial position.

     The rapid change in the computer software industry, coupled with the lower barriers to entry, create a environment where new competition may be expected.

     New distribution methods (e.g. electronic channels) and opportunities presented by the Internet and electronic commerce have removed many of the barriers to entry historically faced by small and start-up companies in the software industry. We expect to face increasing competition in the various markets in which it competes.

21.

Employees

     We have two (2) full time. See “Item 9 — Directors, Executive Officers, Promoters and Control Persons — Resumes; Compliance with Section 16(a) of the Exchange Act.”

Competition

     The market for all Internet services and products is intensely competitive. Since there are no substantial barriers to entry, we expect competition in these markets to intensify. We believe that the principal competitive factors in these markets are name recognition, performance, ease of use and functionality. Our existing competitors, as well as a number of potential new competitors, may have longer operating histories in the Internet market, greater name recognition, larger customer bases and databases and significantly greater financial, technical and marketing resources. Such competitors may be able to undertake more extensive marketing campaigns and make more attractive offers to potential employees. Further, there can be no assurance that our competitors will not develop services and products that are equal or superior to our or that achieve greater market acceptance than our offerings in the area of name recognition, performance, ease of use and functionality. There can be no assurance that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

Item 2. Description of Property.

     We presently occupy office space at 500 South Sepulveda Boulevard, Suite 311, Los Angeles, CA 90049. This space consists of 1118 square feet of office space, leased for a term which expires on April 14, 2002 at $2,674.26 per month. As of April 15, 2002, we occupy the office space on a month to month basis at $2,674.26 per month.

Item 3. Legal Proceedings.

     There is no litigation pending or threatened by or against the Company.

Item 4. Submission of Matter to Vote of Security Holders.

22.

     There has been no matters submitted to the Company’s security holders.

Item 5.	Market for Common Company Equity and Related Stockholder Matter.

     (a)  Market Price.

     The Company’s common stock is currently traded on the OTC Bulletin Board System under the symbol “IEVT.” The following table sets forth, for the periods indicated, the high and low closing bid prices for the common stock of the Company as reported on said system (or as may have been previously reported on the Over the Counter Bulletin Board System). The bid prices reflect inter-dealer quotations, do not include retail mark-ups, mark-downs or commissions, and do not necessarily reflect actual transactions.

Date	Open	High Bid	Low Bid	Close

10/25/00	3.20	3.20	3.16	3.20
11/27/00	2.95	2.95	2.66	2.84
12/26/00	1.53	1.55	1.34	1.45
01/22/01	1.20	1.44	0.41	1.38
02/26/01	1.20	1.30	1.22	1.25
03/26/01	0.84	1.02	0.81	1.02
04/23/01	1.01	1.07	0.80	1.01
05/21/01	0.97	1.00	0.70	0.90
06/25/01	0.85	0.85	0.65	0.85
07/23/01	0.80	0.60	0.75	0.75
08/27/01	0.55	0.75	0.51	0.70
09/24/01	0.62	0.65	0.40	0.65
10/22/01	0.75	0.79	0.68	0.79
11/26/01	0.97	1.05	0.91	1.01
12/24/01	1.10	1.10	1.10	1.10
01/28/02	1.15	1.15	0.88	0.97
02/25/02	0.66	0.80	0.66	0.80
03/28/02	0.67	0.72	0.67	0.71

     On April 25, 2002, the ask for the common stock of the Company was $.40 and the bid for the common stock of the Company was $.     . The last trade on April 25, 2002 was at $.40.

     The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has

23.

a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

     For the initial listing in the NASDAQ SmallCap market, a company must have net tangible assets of $4 million or market capitalization of $50 million or a net income (in the latest fiscal year or two of the last fiscal years) of $750,000, a public float of 1,000,000 shares with a market value of $5 million. The minimum bid price must be $4.00 and there must be 3 market makers. In addition, there must be 300 shareholders holding 100 shares or more, and the company must have an operating history of at least one year or a market capitalization of $50 million.

     For continued listing in the NASDAQ SmallCap market, a company must have net tangible assets of $2 million or market capitalization of $35 million or a net income (in the latest fiscal year or two of the last fiscal years) of $500,000, a public float of 500,000 shares with a market value of $1 million.

24.

     The minimum bid price must be $1.00 and there must be 2 market makers. In addition, there must be 300 shareholders holding 100 shares or more.

     (b)  Holders.

     There are thirty three (33) holders of the Company’s Common Stock, including Cede & Co.

     As of the date of this Form 10KSB, all of the issued and outstanding shares of the Company’s Common Stock held by non-affiliates are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

     In summary, Rule 144 applies to affiliates (that is, control persons) and nonaffiliates when they resell restricted securities (those purchased from the issuer or an affiliate of the issuer in nonpublic transactions). Nonaffiliates reselling restricted securities, as well as affiliates selling restricted or nonrestricted securities, are not considered to be engaged in a distribution and, therefore, are not deemed to be underwriters as defined in Section 2(11), if six conditions are met:

(1)	Current public information must be available about the issuer unless sales are limited to those made by nonaffiliates after two years.

(2)	When restricted securities are sold, generally there must be a one-year holding period.

(3)	When either restricted or nonrestricted securities are sold by an affiliate after one year, there are limitations on the amount of securities that may be sold; when restricted securities are sold by non-affiliates between the first and second years, there are identical limitations; after two years,

25.

there are no volume limitations for resales by non-affiliates.

(4)	Except for sales of restricted securities made by nonaffiliates after two years, all sales must be made in brokers’ transactions as defined in Section 4(4) of the Securities Act of 1933, as amended, or a transaction directly with a “market maker” as that term is defined in Section 3(a)(38) of the 1934 Act.

(5)	Except for sales of restricted securities made by nonaffiliates after two years, a notice of proposed sale must be filed for all sales in excess of 500 shares or with an aggregate sales price in excess of $10,000.

(6)	There must be a bona fide intention to sell within a reasonable time after the filing of the notice referred to in (5) above.

26.

Common Stock.

     We are authorized to issue 100,000,000 shares of common stock $.0005 par value and 10,000,000 shares of serial preferred stock at $.01 par value. As of December 31, 2001, there were 6,986,500 common shares issued and outstanding. All shares of common stock outstanding are validly issued, fully paid and non-assessable.

Voting Rights.

     Each share of common stock entitles the holder to one vote, either in person or by proxy, at meetings of shareholders. The holders are not permitted to vote their shares cumulatively. Accordingly, the holders of common stock holding, in the aggregate, more than fifty percent of the total voting rights can elect all of our directors and, in such event, the holders of the remaining minority shares will not be able to elect any of such directors. The vote of the holders of a majority of the issued and outstanding shares of common stock entitled to vote thereon is sufficient to authorize, affirm, ratify or consent to such act or action, except as otherwise provided by law.

Quasi-California Corporation.

     Section 2115 of the California General Corporation law provides that a corporation incorporated under the laws of a jurisdiction other than California, but which has more than one-half of its “outstanding voting securities” and which has a majority of its property, payroll and sales in California, based on the factors used in determining its income allocable to California on its franchise tax returns, may be required to provide cumulative voting until such time as the Company has its shares listed on certain national securities exchanges, or designated as a national market security on NASDAQ (subject to certain limitations). Accordingly, holders of the our common stock may be entitled to one vote for each share of common stock held and may have cumulative voting rights in the election of directors. This means that holders are entitled to one vote for each share of common stock held, multiplied by the number of directors to be elected, and the holder may cast all such votes for a single director, or may distribute them among any number of all of the directors to be elected.

     Our existing directors who are also shareholders, acting in harmony, may be able to elect a majority of the members of our board of directors even if Section 2115 is applicable.

27.

Dividend Policy.

     All shares of common stock are entitled to participate proportionally in dividends if our board of directors declares them out of the funds legally available and subordinate to the rights, if any, of the holders of outstanding shares of preferred stock. These dividends may be paid in cash, property or additional shares of common stock. We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained for development of our business. Any future dividends will be at the discretion of our board of directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors. Therefore, there can be no assurance that any dividends on the common stock will be paid in the future.

Miscellaneous Rights and Provisions.

     Holders of common stock have no preemptive or other subscription rights, conversion rights, redemption or sinking fund provisions. In the event of our dissolution, whether voluntary or involuntary, each share of common stock is entitled to share proportionally in any assets available for distribution to holders of our equity after satisfaction of all liabilities and payment of the applicable liquidation preference of any outstanding shares of preferred stock.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

Plan of Operation.

     The revenues in the twelve-months ending December 31, 2001 were $111,557 compared to revenues for the twelve months ending December 31, 2000 of $86,927.

     During the twelve-month period ending December 31, 2001, we incurred expenses of $548,878 compared to $453,633 for the twelve-months ending December 31, 2000. These expenses primarily consisted of salary expenses, software development, general operations and marketing expenses.

     We continue to carefully control our expenses, and have limited our debt outstanding as we move forward with the

28.

implementation of a business plan. We have two employees at the present time and engage personnel through consulting agreements where necessary as well as outside attorneys, accountants and technical consultants.

     Our products currently include only the Enterprise Edition and our “Premier” Online Services. We do, however, have several additional products being developed. We have in development an entry level online service, to be named “Presto” for smaller events, mixers and consumer type activities and we intend to market this product in the last quarter of 2002. We are also planning to develop a mid-range product with many of the features of our full version that will allow us to open additional opportunities in our market. We are also planning the introduction of a “vertical portal” designed specifically to support event producers who would eventually use one of our products.

     In March of 2000, the technology industry, and specifically the Internet sector fell out of favor in the eyes of investors. Over the next year and as the recession developed, we continued to develop and market our product with limited successes despite the general slowdown in the overall market. We have provided services for the following notable clients since the launch of the product in early 2000:

•	Bank of America

•	eBay

•	State of California

•	Meeting Professionals International

•	WholeLife Corporation

•	University of Washington

•	PrinTrak — A Motorola Company

•	American Electronics Association

•	Japan External Trade Organization

•	Los Angeles Regional Technology Alliance

•	Southern California Software Council

•	CalTech/MIT Enterprise Forum

•	Corporate University Exchange

     After the September 11 terrorist attacks all business of ours was either cancelled or postponed as we are directly tied to the corporate travel market. At that time, we took steps to lower our so called “burn rate” even further to ensure that we could continue offering our services when the market rebounded.

29.

     In addition to our existing business of offering Web-based services to event producers, we our actively considering a mergers and acquisitions strategy. We believe are uniquely postured to make high revenue acquisitions to expand our market and enhance shareholder value. We have engaged Convergent Technology Partners of Seattle, Washington, to provide merger and acquisition consulting services.

Liquidity.

     We have minimum liquidity and access to cash. In order to continue operations, the Company must raise additional equity capital or use debt instruments to continue operations. We are currently seeking to raise equity capital to enhance our marketing and sales processes. We believe that our investment in

30.

marketing and sales will directly influence our ability to become cash flow positive in the last quarter of 2002.

     We do not have sufficient cash to finance its operations at this stage of its development and is seeking additional financing on acceptable terms and conditions.

Capital Resources.

     The Company is currently seeking to expand its hosting capabilities and accordingly needs capital to complete this expansion.

     The Corporation has to date, financed its development stage by the sale of common stock and through long term debt.

     At December 31, 2001, the Corporation had 6,986,500 shares of common stock outstanding. Cash on hand at December 31, 2001 and December 31, 2000 was approximately $100 and $4,000, respectively.

     We recognize that we will continue to need additional cash during the next twelve months and these needs will coincide with the cash demands resulting from the general operations. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on terms and conditions acceptable to it.

Item 7. Financial Statements.

INETEVENTS, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000

CONTENTS

31.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
iNetEvents, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of iNetEvents, Inc. and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of iNetEvents, Inc. and Subsidiary as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, working capital deficit and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GOOD SWARTZ BROWN & BERNS LLP

Los Angeles, California
April 24, 2002

INETEVENTS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 and 2000

	2001	2000

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$63	$4,089
Accounts receivable	1,982	12,543
Deposits and other	2,090	2,714

TOTAL CURRENT ASSETS	4,135	19,346

PROPERTY AND EQUIPMENT, net	35,375	53,079
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net	80,536	58,277

TOTAL ASSETS	$120,046	$130,702

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Bank overdraft	$4,779	$—
Accounts payable and accrued expenses	76,528	23,756
Accrued interest expense	22,660	4,850
Loans payable	17,500	—
Loans payable to stockholders	253,500	65,000

TOTAL CURRENT LIABILITIES	374,967	93,606

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $0.0005 par value; authorized-100,000,000 shares; issued and outstanding — 6,986,500 shares in 2001 and 6,784,000 shares in 2000	3,493	3,392
Additional paid-in capital	736,143	590,940
Accumulated deficit	(994,557)	(557,236)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(254,921)	37,096

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$120,046	$130,702

See accompanying notes to consolidated financial statements.

INETEVENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000

REVENUE
Software hosting revenue	$84,250	$86,927
Consulting and registration revenue	27,307	—

TOTAL REVENUE	111,557	86,927

OPERATING EXPENSES
Selling, general and administrative	310,735	325,476
Bad debt expense	58,148	—
Depreciation expense	18,731	11,871
Amortization expense	85,122	106,416
Investment banking expense	55,254	—
Interest expense	17,927	3,500
Other expense	2,961	6,370

TOTAL OPERATING EXPENSES	(548,878)	(453,633)

NET LOSS FROM OPERATIONS	$(437,321)	$(366,706)

Weighted average number of common shares outstanding	6,873,062	6,223,300

Basic and diluted loss per share	$(0.06)	$(0.06)

See accompanying notes to consolidated financial statements.

INETEVENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	COMMON STOCK
			ADDITIONAL	RETAINED
	SHARES	AMOUNT	PAID IN CAPITAL	EARNINGS	TOTAL

Balance, January 1, 2000	2,825,715	$1,413	$276,354	$(190,530)	$87,237
Sale of common stock	464,285	232	162,268	—	162,500
Cancellation of stock pursuant to Plan of Reorganization	(3,290,000)	(1,645)	1,645	—	—
Issuance of common stock to the subsidiary’s stockholders pursuant to Plan of Reorganization	3,500,000	1,750	(1,750)	—	—
Stockholders’ equity of the parent company	3,000,000	1,500	500	(2,000)	—
Elimination of the parent company’s accumulated deficit			(2,000)	2,000	—
Sale of common stock	219,000	109	153,891	—	154,000
Exercise of options	65,000	33	32	—	65
Net loss in 2000	—	—	—	(366,706)	(366,706)

Balance, December 31, 2000	6,784,000	3,392	590,940	(557,236)	37,096
Sale of common stock	97,500	48	84,952	—	85,000
Issuance of common stock for repayment of note payable	5,000	3	4,997	—	5,000
Exercise of options	100,000	50	—	—	50
Issuance of warrants	—	—	55,254	—	55,254
Net loss in 2001	—	—	—	(437,321)	(437,321)

Balance, December 31, 2001	6,986,500	$3,493	$736,143	$(994,557)	$(254,921)

See accompanying notes to consolidated financial statements.

INETEVENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(437,321)	$(366,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,731	11,871
Amortization	85,122	106,416
Bad debt expense	58,148	—
Issuance of warrants for investment banking services	55,254	—
Changes in operating assets and liabilities:
Accounts receivable	(47,587)	(12,543)
Deposits and other	624	2,376
Accounts payable and accrued expenses	52,772	17,226
Accrued interest expense	17,810	4,850

NET CASH USED IN OPERATING ACTIVITIES	(196,447)	(236,510)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software development costs	(107,381)	(111,930)
Purchase of property and equipment	—	(6,542)
Purchase of software	(1,027)	—

NET CASH USED IN INVESTING ACTIVITIES	(108,408)	(118,472)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	4,779	—
Proceeds from loans	219,000	30,000
Loan repayment	(8,000)	—
Proceeds from issuance of common stock	85,000	316,564
Proceeds from exercise of stock options	50	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	300,829	346,564

NET DECREASE IN CASH	(4,026)	(8,417)
CASH, BEGINNING OF PERIOD	4,089	12,506

CASH, END OF PERIOD	$63	$4,089

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$117	$456

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for repayment of loan	$5,000	$—

Issuance of warrants for investment banking services	$55,254	$—

See accompanying notes to consolidated financial statements.

INETEVENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

1. GENERAL

Description of Business: InetEvents, Inc. and Subsidiary (the “Company”) develops and maintains software to be used for tradeshow and event management purposes. The Company provides hosting services to its customers via the internet. The Company charges a fee for this service and also receives income based on the number of registrations for the specific event. In addition, the Company may provide consulting services to its customers. The Company has not sold its software to its customers, but may do so in the future. Such a sale may include the sale of certain support services.

Significant Operating Losses: The Company had a cumulative net loss of $994,557 from the date of inception to December 31, 2001. To conserve its resources, the Company has significantly reduced its staff to a minimum and reduced capital expenditures. The Company anticipates that it will continue to experience losses.

Significant Capital Requirements: The Company’s capital requirements have been and will continue to be significant. At December 31, 2001, the Company had cash and cash equivalents of $63 and negative working capital of $370,832. The Company will need additional financing, which the Company may raise through the private placement of its securities. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all.

Going Concern: The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s significant operating loss, working capital deficit, accumulated deficit and significant capital requirements raise substantial doubt about the Company’s ability to continue as a going concern. The Company has minimum liquidity and access to cash. In order to continue operations, the Company must raise additional equity capital or use debt instruments to continue operations. The Company is currently seeking to raise equity capital to enhance its marketing and sales process. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

INETEVENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
DECEMBER 31, 2001 AND 2000

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: iNetEvents, Inc. (the “Company”) (formerly Summit World Ventures, Inc.) was incorporated on December 18, 1986 under the laws of the State of Delaware to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. Prior to July 28, 2000, the Company was in the developmental stage and could be defined as a “shell” company, whose sole purpose was to locate and consummate a merger or acquisition with a private entity, and it did not have any operations. On July 28, 2000, the Company acquired iNetEvents, Inc., a Nevada corporation (“iNetEvents Nevada”) and commenced operations. iNetEvents Nevada, was incorporated in Nevada on February 3, 1999. The terms of the merger called for the Company to issue 3,500,000 of its common stock in exchange for 100% of the common shares of iNetEvents Nevada. As part of the reorganization in the form of a reverse merger wherein iNetEvents Nevada, became the Company’s wholly-owned subsidiary, and as such, no goodwill was being recognized. The Company changed its name to iNetEvents, Inc., changed its trading symbol from SWVT to IEVT, and the management of iNetEvents Nevada became the management of the Company.

The Company sold and issued 500,000 shares of its common stock at $.004 per share in 1986 and received the total amount of $2,000.00. In 1997, the Company had a 2-for-1 stock split and each outstanding share was split, reconstituted and converted into two shares. At that time, the total authorized stock was increased to 1,000,000 and the par value was changed to $.0005 per share. On March 20, 2000, the Company paid a two share for each one share outstanding dividend with the distribution occurring on April 5, 2000. This resulted in the 3,000,000 shares outstanding prior to the reorganization with iNetEvents Nevada (3,500,000 shares were issued in exchange for the 3,390,000 shares of the Nevada corporation).

For accounting purposes, the transaction has been treated as an acquisition of the Company by iNetEvents Nevada and as a recapitalization of iNetEvents Nevada. The historical financial statements prior to the reorganization became those of iNetEvents Nevada even though they are labeled as those of the Company. In the recapitalization, the historical stockholders’ equity of iNetEvents Nevada prior to the merger is retroactively restated for the equivalent number of shares received in the merger with an offset to paid-in capital. Operations prior to the merger are those of iNetEvents Nevada. Basic loss per share prior to the merger is restated to reflect the number of equivalent shares received by the shareholders of iNetEvents Nevada.

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and accounts have been eliminated.

INETEVENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
DECEMBER 31, 2001 AND 2000

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months of less to be cash equivalents.

Fair Value of Financial Instruments: The Company’s financial instruments consist of accounts receivable and loans payable. The fair value of the Company’s financial instruments approximates the carrying value of the instruments.

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed using the straight-line method of depreciation over estimated useful lives ranging from 3 to 7 years.

Revenue Recognition: The Company recognizes revenue from hosting services at the initiation of the service, when a set-up fee is charged to its customers. The Company will also recognize revenue monthly when it charges its customers a monthly hosting fee. The typical hosting service contract duration is a few months.

Registration revenue is recognized when registration occurs.

Consulting service revenue is recognized when the service is performed.

Advertising: Advertising costs are charged to operations as incurred. Advertising costs for the years ended December 31, 2001 and 2000 were $13,690 and $55,538, respectively.

Income Taxes: The Company utilizes the asset and liabilities method for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Capitalized Software Costs: Software costs associated with upgrades and enhancements which lead to additional functionality of software used in hosting activities are capitalized. Capitalized software costs are amortized over two years. Software costs associated with planning of new software and costs associated with maintaining software are expensed.

INETEVENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
DECEMBER 31, 2001 AND 2000

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Earnings (Loss) per Share: The Company adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”) during its fiscal year ended December 31, 1999. SFAS No. 128 requires the presentation of basic earnings per common share and diluted earnings per common share. A basic earnings per common share is computed by dividing income available to common shares by the weighted average number of common shares outstanding. A diluted earnings per common share includes the diluting effect of stock options and warrants using the treasury stock method. The Company had loss from continuing operations, and, as a result, basic and diluted loss per share is the same amount.

Recent Accounting Pronouncements: In June 2001, Statements of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets was issued. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test nine months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company believes that SFAS 142 will have no impact on its financial position and results of operations.

Stock-based Compensation: SFAS No. 123 establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. SFAS 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” with pro forma disclosures of net income as if the fair value method had been applied. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock

Reclassifications: Certain amounts of the prior year were reclassified to conform to the current year presentation.

Allowance for doubtful accounts: No allowance for doubtful accounts was deemed necessary at December 31, 2001 and 2000.

INETEVENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
DECEMBER 31, 2001 AND 2000

3. BUSINESS CONCENTRATIONS

Substantially all of the Company’s communication hardware and certain computer hardware operations are located in the Company’s leased facility in Los Angeles, California. There can be no assurance that a system failure would not adversely affect the performance of the Company’s services.

The Company’s success is highly dependent upon the management talent and experience of Brandon Stauber, the President and CEO of the Company. The loss of Mr. Stauber could have a material adverse impact on the Company’s business.

Two customers represented approximately 81% of total revenue for the year ended December 31, 2001. The Company markets it services nationwide, but has not yet developed a diversified customer base.

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2001 and 2000:

	2001	2000

Furniture	$4,122	$4,122
Software	16,263	16,263
Computers and equipment	59,621	58,594

	80,006	78,979
Less: accumulated depreciation	44,631	25,900

	$35,375	$53,079

5. CAPITALIZED SOFTWARE DEVELOPMENT COST

Capitalized software development cost consists of the following at December 31, 2001 and 2000:

	2001	2000

Cost	$293,832	$186,451
Less: accumulated amortization	213,296	128,174

	$80,536	$58,277

INETEVENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
DECEMBER 31, 2001 AND 2000

6. LOANS PAYABLE

At December 31, 2001 and 2000, loans payable consists of the following:

	2001	2000

Loans payable to a stockholder, unsecured, payable on demand at principal plus 10% interest per annum	$151,000	$40,000
Loans payable to a stockholder, unsecured, payable on demand at principal plus 10% interest per annum	77,500	—
Loans payable to a stockholder, secured by computer equipment, payable on demand at principal plus 10% interest per annum	25,000	25,000
Loans payable to a nonstockholder, secured by computer equipment, payable on demand at principal plus 10% interest per annum	17,500	—

Totals	$271,000	$65,000

No interest was paid to shareholders for the year ended December 31, 2001. As of December 31, 2001, $22,255 was accrued as interest payable to stockholders.

7. INCOME TAXES

At December 31, 2001 and 2000, the income tax effect of temporary differences between financial and tax reporting gives rise to the deferred income tax assets as follows:

	2001	2000

Net operating loss carryforward	$380,000	$220,000
Less: valuation allowance	(380,000)	(220,000)

	$—	$—

At December 31, 2001, the Company has federal net operating loss carryforwards and carrybacks of approximately $960,000 that expire through 2021. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The amount that the Company can utilize from its federal and state net operating loss carryforwards will be subject to annual limitations due to change of ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management believes that a valuation allowance equal to deferred tax assets is necessary at December 31, 2001 and 2000.

INETEVENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
DECEMBER 31, 2001 AND 2000

8. STOCKHOLDERS’ DEFICIENCY

Issuance of stock: Prior to the reorganization, iNetEvents Nevada issued 2,035,000 shares of its restricted common stock to several employees as founder’s shares. iNetEvents Nevada also issued 1,250,000 shares of its restricted common stock for cash to several investors and 5,000 shares to an individual for services. These shares were valued at $.35 per shares. In the reorganization those 3,290,000 shares were cancelled and 3,500,000 shares were issued.

Subsequent to the reorganization, in September 1, 2000, the Company sold 100,000 shares to an investor for $35,000. Between September 1 and December 31, 2000, the Company sold and issued an additional 119,000 shares of stock for cash. Those shares were sold at $1.00 per share. In that period, the Company also issued an additional 65,000 founder’s shares to several employees who exercised their options.

During 2001, the company sold and issued the following shares of common stock:

Shares sold and issued	Price per share	Total proceeds

25,000	$.50	$12,500
72,500	1.00	72,500

97,500		$85,000

In addition, 5,000 shares were issued as repayment of $5,000 of a loan payable and 100,000 shares were issued in accordance with founders options exercised at $.0005.

Issuance of warrants: Warrants outstanding as of December 31, 2001 was as follows:

Number of warrants	Expiration date

68,215	July 31, 2006
136,430	October 31, 2006

204,645

All of the warrants have an exercise price of $0.65 per share and were issued for consulting services. The fair value of these warrants was $0.27 and a total of $55,254 was expensed to consulting services

Employees’ stock option: As of December 31, 2001 there were no options outstanding and the company does not have a formal option plan.

INETEVENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
DECEMBER 31, 2001 AND 2000

9. COMMITMENTS AND CONTINGENCIES

Investment Banking Agreement: The Company has entered into an agreement with an investment banker whereby the investment banker will seek candidates for the Company to acquire or merge with. The agreement expires December 2002, unless terminated earlier. The agreement requires the Company to issue warrants to the investment banker for 5% of the Company’s outstanding common stock upon the closing of such a transaction. During the year ended December 31, 2001, the Company issued warrants to the investment banker to purchase 204,645 shares of common stock as compensation for services rendered. Those warrants were valued using the Black-Sholes pricing model at $0.27 each. Accordingly, an expense was recorded for $55,254.

Operating lease: The Company leases office space a non-cancellable operating lease which expires April 2002. The monthly lease expense approximates $2,600. Total lease expense for the years ended December 31, 2001 and 2000 approximated $32,000 and $28,000 respectively. The Company intends to extend its lease on a month to month basis after its expiration.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There have been no changes nor any disagreements with the accountants or the accountant’s findings.

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The members of our board of directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors. On March 31, 2002, Joseph Wallach resigned from the board of directors as an officer and director. We have two vacancies on our board of directors. Information as to our directors and executive officers is as follows:

Name	Age	Position

Brandon Stauber	31	President and Director
Robert Thompson	29	Secretary and Director
Rohit K. Shukla	44	Director

     The principal occupation and business experience during the last five years for each of our present directors and executive officers are as follows:

Brandon Stauber

Brandon Stauber is the President and a Director. Mr. Stauber is the founder, president and CEO of iNetEvents, Inc., prior to founding iNetEvents, Mr. Stauber was the director of marketing for Galatia, Inc., a Silicon Valley Internet start-up that focused on the development of custom e-commerce applications. Mr. Stauber has also served as vice president of marketing of DirectNet (an Omnetrix Company), the third provider of commercial Internet services in Los Angeles. Before working at DirectNet, Mr. Stauber was the associate director for the Los Angeles Regional Technology Alliance, a not-for-profit organization that provided business and entrepreneurial-consulting services to Los Angeles’ high-tech and Internet community. Mr. Stauber completed his graduate studies at the University of Southern California, receiving his Master of Public Policy with an emphasis in economic decision making and international policy.

Robert Thompson

Robert Thompson is the Secretary and a Director. Mr. Thompson has spent the last five years as a computer-programming consultant. He specialized in the implementation of enterprise resource planning (ERP) software and EDI systems. Mr. Thompson brings a wide range of programming experience to iNetEvents including

32.

Java, C++, SQL and other database technologies. Mr. Thompson is a graduate of the University of North Texas.

Rohit K. Shukla

Rohit K. Shukla is a director. For the past five years, Mr. Shukla has served as the President and CEO of the Los Angeles Regional Technology Alliance (LARTA), a private not-for-profit organization that provides information, networking, and direct business assistance to the technology community in Southern California; and manages the California Technology Investment Partnership Program on behalf of the State of California. Mr. Shukla holds a Masters in Economics and Politics from Cambridge University, and a Masters in Communication from Loyola Marymount University, Los Angeles.

     The officers and directors may be deemed parents and promoters of the Company as those terms are defined by the Securities Act of 1933, as amended. All directors hold office until the next annual stockholders’ meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified. Officers of the Company serve at the will of the board of directors.

     There are no agreements or understandings for any of our officers or directors to resign at the request of another person and none of the officers or directors are acting on behalf of or will act at the direction of any other person.

     We have checked the box provided on the cover page of this Form to indicate that there is no disclosure in this form of reporting person delinquencies in response to Item 405 of Regulation S-B.

Item 10. Executive Compensation.

     The following table sets forth compensation paid or awarded to all officers and directors.

Name and
Principal Position	Year	Salary

Brandon Stauber,	1999	$6,750.00
Director and President	2000	26,629.13

33.

Name and
Principal Position	Year	Salary

	2001	40,750.00
Robert Thompson,	1999	$32,961.49
Director and Secretary	2000	52,433.27
	2001	61,000.00
Rohit F. Shulka, Director	1999	0
	2000	0
	2001	0

     During 1999 and through December 31, 2000, Mr. Stauber was also reimbursed approximately $13,185 for business expenses he incurred and was reimbursed approximately $4,706 for business expenses between January 1, 2000 and December 31, 2001.

     During the last three years, none of our previously serving officers and directors received any compensation for their services rendered. During the same period, we did not accrue compensation for any such persons pursuant to any agreement or otherwise.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

          (a) Security Ownership of Certain Beneficial Owners.

     The following table sets forth the security and beneficial ownership for each class of our equity securities for any person who is known to be the beneficial owner of more than five percent of the Company.

	Name and	Amount and
	Address of	Nature of
	Beneficial	Beneficial	Percent
Title of Class	Owner	Owner	of Class

Common	Brandon Stauber 500 S. Sepulveda Blvd., Suite 311 Los Angeles, CA 90049	1,680,000	26.0%

Common	Ronald J. Stauber 1880 Century Park East Suite 300	502,928	7.2%

34.

	Name and	Amount and
	Address of	Nature of
	Beneficial	Beneficial	Percent
Title of Class	Owner	Owner	of Class

Los Angeles, CA 90067

Common	Robert Thompson 8882 Carson Street Culver City, CA 90232	345,000	3.0%

     The total of our outstanding Common Shares are held by 33 equity holders (including Cede & Co. — “street” held securities).

     (b)  Security Ownership of Management.

     The following table sets forth the ownership for each class of our equity securities owned beneficially and of record by all directors and officers of the Company.

35.

	Name and	Amount and
	Address of	Nature of
	Beneficial	Beneficial	Percent
Title of Class	Owner	Owner	of Class

Common	Brandon Stauber 500 South Sepulveda Blvd., Suite 311 Los Angeles, CA 90049	1,680,000	26%

Common	Robert Thompson 8882 Carson Street Culver City, CA 90232	345,000	3%

Common	Joseph Wallach(1) 602 N. Alta Drive Beverly Hills, CA 90210	30,000	—

Common	Rohit K. Shukla 746 West Adams Boulevard Los Angeles, CA 90089	10,000	—

Common	All Officers and Directors as a Group (Four [4] individuals)	2,065,000	30%

(1)	On March 31, 2002, Joseph Wallach retired and resigned from the board of directors and as an officer.

Item 12. Certain Relationships and Related Transactions.

     Except for loans to us by Ronald J. Stauber, the father of Brandon Stauber, in the sum of $156,000 as of December 31, 2001, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits and Reports on Form 8-K.

     There are no reports on Form 8-K incorporated herein by reference. The following documents are filed as part of this report:

36.

37.

SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 26, 2002	INETEVENTS, INC.

	By:	/s/ Brandon Stauber

Brandon Stauber President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 26, 2002	INETEVENTS, INC.

	By:	/s/ Brandon Stauber

Brandon Stauber President

38.