Form 10QSB
period 2002-03-31
INETEVENTS INC
filed 2002-05-15
CIK 1156337

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

                                            OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 000-33129


                                INETEVENTS, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

              Delaware                             95-4581903
   ---------------------------------           -------------------
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)             Identification No.)



 500 South Sepulveda Blvd., Suite 311
       Los Angeles, California                      90049
-----------------------------------------       -----------
(Address of principal executive offices)         (Zip code)

Issuer's telephone number: (310) 889-9064


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        At March 31, 2002, there were outstanding 6,986,500 shares of the Registrant's Common Stock, $.0005 par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                     PART I

                              FINANCIAL INFORMATION

Item I.  Financial Statements


INETEVENTS, INC.
CONSOLIDATED BALANCE SHEETS


                                                                       MARCH 31,      DECEMBER 31,
                                                                         2002             2001
                                                                      -----------    -----------
ASSETS

CURRENT ASSETS
     Cash and cash equivalent                                         $       470    $        63
     Accounts receivable                                                    3,000          1,982
     Deposits and other                                                     2,090          2,090
                                                                      -----------    -----------
     TOTAL CURRENT ASSETS                                                   5,560          4,135
                                                                      -----------    -----------
PROPERTY AND EQUIPMENT, net                                                31,474         35,375
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net                                71,060         80,536
                                                                      -----------    -----------
TOTAL                                                                 $   108,094    $   120,046
                                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Bank overdraft                                                   $     3,619    $     4,779
     Accounts payable and accrued expenses                                 86,244         76,528
     Accrued interest expense                                              29,927         22,660
     Loans payable                                                         17,500         17,500
     Loans payable to stockholders                                        304,700        253,500
                                                                      -----------    -----------
     TOTAL CURRENT LIABILITIES                                            441,990        374,967
                                                                      -----------    -----------
STOCKHOLDERS' EQUITY
     Common stock, $0.005 par value; authorized-100,000,000 shares;
         issued and outstanding- 6,986,500 shares in 2002 and 2001          3,493          3,493
     Additional paid-in capital                                           736,143        736,143
     Accumulated deficit                                               (1,073,532)      (994,557)
                                                                      -----------    -----------
     TOTAL STOCKHOLDERS' DEFICIT                                         (333,896)      (254,921)
                                                                      -----------    -----------
TOTAL                                                                 $   108,094    $   120,046
                                                                      ===========    ===========

See accompanying notes to financial statements.

INETEVENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                          2002           2001
                                                       -----------    -----------
SOFTWARE HOSTING REVENUE                               $     6,277    $    34,978
OPERATING EXPENSE
      Selling, general and administrative              $    59,203    $    61,767
      Depreciation expense                             $     4,125    $     2,968
      Amortization expense                             $    21,476    $    28,226
                                                       -----------    -----------
         TOTAL OPERATING EXPENSE                       $    84,804    $    92,961
                                                       -----------    -----------
                                                       $   (78,527)   $   (57,983)
OTHER EXPENSE                                          $      (448)   $       697
                                                       -----------    -----------
NET LOSS                                               $   (78,975)   $   (58,680)
                                                       -----------    -----------

Weighted average number of common shares outstanding     6,986,500      6,825,250

Basic and diluted loss per share                             (0.01)         (0.01)


See accompanying notes to financial statements.

INETEVENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                                              2002            2001
                                                                          ------------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                      $ (78,975)      $ (58,680)
    Adjustment to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
          Depreciation and amortization                                       25,601          31,194

    Changes in operating assets and liabilities
          Accounts receivables                                                (1,018)        (10,968)
          Deposits and other                                                                     624
          Accounts payable and accrued expenses                                9,716          (5,672)
          Accrued interest expense                                             7,267          (4,850)
                                                                           ---------       ---------

    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      (37,409)        (48,352)
                                                                           ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capitalized software development cost                                    (12,000)        (82,527)
    Purchase of property and equipment                                          (224)        (25,900)
                                                                           ---------       ---------

    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      (12,224)       (108,427)
                                                                           ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sale of common stock                                          --           129,185
    Proceeds from loan from stockholders                                      51,200          22,500
    Bank overdraft                                                            (1,160)          1,527
                                                                           ---------       ---------

    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       50,040         153,212
                                                                           ---------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENT                                         407          (3,567)
CASH AND CASH EQUIVALENT, BEGINNING OF YEAR                                       63           4,089
                                                                           ---------       ---------
CASH AND CASH EQUIVALENT, END OF YEAR                                      $     470       $     522
                                                                           =========       =========



See accompanying notes to condensed consolidated financial statements.

                         INETEVENTS, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect the results of operations for iNetEvents, Inc.(the "Company" or "we") and its wholly owned subsidiary and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission (the "SEC") on April 26, 2002.

The Company was incorporated on December 18, 1986 under the laws of the State of Delaware to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. Prior to July 28, 2000, the Company was in the developmental stage and could be defined as a "shell" company, whose sole purpose was to locate and consummate a merger or acquisition with a private entity, and it did not have any operations. On July 28, 2000, the Company acquired iNetEvents, Inc., a Nevada corporation ("iNetEvents Nevada") and commenced operations. iNetEvents Nevada, was incorporated in Nevada on February 3, 1999. The terms of the merger called for the Company to issue 3,500,000 of its common stock in exchange for 100% of the common shares of iNetEvents Nevada. As part of the reorganization in the form of a reverse merger wherein iNetEvents Nevada, became the Company's wholly-owned subsidiary, and as such, no goodwill was recognized. The Company changed its name to iNetEvents, Inc., changed its trading symbol from SWVT to IEVT, and the management of iNetEvents Nevada became the management of the Company.

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

For accounting purposes, the transaction has been treated as an acquisition of the Company by iNetEvents Nevada and as a recapitalization of iNetEvents Nevada. The historical financial statements prior to the reorganization became those of iNetEvents Nevada even though they are labeled as those of the Company. In the recapitalization, the historical stockholders' equity of iNetEvents Nevada prior to the merger is retroactively restated for the equivalent number of shares received in the merger with an offset to paid-in capital. Operations prior to the merger are those of iNetEvents Nevada. Basic loss per share prior to the merger is restated to reflect the number of equivalent shares received by the stockholders of iNetEvents Nevada.

The condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and accounts have been eliminated.

2. CONTINGENCIES

The Company has experienced operating losses. For the period ended March 31, 2002 the Company had cash and cash equivalents of $470 and an accumulated deficit of $1,073,532. To conserve its resources, the Company has significantly curtailed all activities, reduced its staff to a minimum, and reduced capital expenditure. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's significant operating loss, working capital deficit, accumulated deficit and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. The Company has minimum liquidity and access to cash. In order to continue operations, the Company must raise additional equity capital or use debt instruments to continue operations. The Company is currently seeking to raise equity capital to enhance its marketing and sales process. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Item II. Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Plan of Operation.

        The revenues in the three months ending March 31, 2002 were $6,277 as compared to the three months ended March 31, 2001 of $34,978 or a decrease of $28,701 or 82%.

        During the three months ending March 31, 2002, we incurred expenses of $84,804 as compared to the three months ended March 31, 2001 of $92,961 or a decrease of $8,157 or 9%. These expenses primarily consisted of salary expenses, software development, general operations and marketing expenses.

        We will continue to carefully control our expenses as we move forward with the implementation of our business plan of providing web based services to event producers. We have two employees at the present time and we engage personnel through consulting agreements where necessary as well as outside attorneys, accountants and technical consultants.

        In addition to our existing business of offering our services to event producers, we are actively considering a mergers and acquisitions strategy to develop a customer base and add event services. We believe we are uniquely postured to make revenue acquisitions to expand our market and enhance shareholder value. We have engaged Convergent Technology Partners of Seattle, Washington, to provide merger and acquisition consulting services.

Liquidity.

        We have minimum liquidity and access to cash. In order to continue operations, we must raise additional equity capital or use debt instruments to finance ongoing operations. We are currently seeking to raise equity capital to enhance our marketing and sales processes. We believe that our investment in marketing and sales will directly influence our ability to become cash flow positive in the last quarter of 2002.

        We do not have sufficient cash to finance our operations at this stage of our development and we are seeking additional financing on acceptable terms and conditions.

Capital Resources.

        We are currently seeking to expand our hosting capabilities and, accordingly we need capital to complete this expansion.

        We have financed our development during the current quarter through short term debt. Substantially all of this financing was obtained from a related party shareholder.

        At March 31, 2002, we had 6,986,500 shares of common stock outstanding. We had no cash on hand as of March 31, 2002.

        We recognize that we will continue to need additional cash during the next twelve months and these needs will coincide with the cash demands resulting from the general operations and research and development. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on terms and conditions acceptable to it.

Item III. Qualitative and Quantitative Disclosures About Market Risk.

        The Company has neither considered or conducted any research concerning qualitative and quantitative market risk.

                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings ..............................................None


Item 2 - Changes in the Rights of the Company's
         Security Holders ...............................................None

Item 3 - Defaults by the Company on its
         Senior Securities ..............................................None


Item 4 - Submission of Matter to Vote of Security
         Holders .......................................................None

Item 5 - Other Information


        (a) Board Meeting

        The board held two meetings during the current quarter, which were special meetings.

        (2) Committees

        The board of directors has not established any audit committee. In addition, the Company does not have any other compensation or executive or similar committees or obtained additional financing. The Company will not, in all likelihood, establish any audit committee until such time as the Company increases its revenue, of which there can be no assurance. The Company recognizes that an audit committee, when established, will play a critical role in the financial reporting system of the Company by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as the Company establishes an audit committee, its additional disclosures with the Company's auditors and management may promote investor confidence in the integrity of the financial reporting process.

        Until such time as an audit committee has been established, the board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

Item 6 - Exhibits and Reports on Form 8-K

        The following exhibits are filed with this report:

               (1) No reports on Form 8-K were filed during the quarter for which the report is filed.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 15, 2002                       INETEVENTS, INC.


                                          By: /s/ Brandon Stauber
                                             ----------------------------
                                             Brandon Stauber
                                             President and
                                             Principal Accounting Officer