Form 10QSB
period 2002-06-30
INETEVENTS INC
filed 2002-08-14
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

                                       OR

/ /       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 000-33129


                                INETEVENTS, INC.
        _________________________________________________________________
        (Exact Name of Small Business Issuer as Specified in its Charter)

            Delaware                                              95-4581903
 _______________________________                             ___________________
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)



   9171 Wilshire Boulevard, Suite 600
       Beverly Hills, California                                        90210
________________________________________                              __________
(Address of principal executive offices)                              (Zip code)

Issuer's telephone number: (310) 734-9064


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

         At June 30, 2002, there were outstanding 11,110,500 shares of the Registrant's Common Stock, $.0005 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION

Item I.   Financial Statements



                                INETEVENTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                          JUNE 30,         DECEMBER 31,
                                                                                            2002               2001
                                                                                         ___________       ____________

ASSETS
CURRENT ASSETS
     Cash and cash equivalent                                                            $     5,916        $      63
     Accounts receivable                                                                       3,323            1,982
     Deposits and other                                                                        4,080            2,090
                                                                                         ___________        _________
     TOTAL CURRENT ASSETS                                                                     13,319            4,135
                                                                                         ___________        _________
PROPERTY AND EQUIPMENT, net                                                                   27,349           35,375
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net                                                   73,191           80,536
                                                                                         ___________        _________
TOTAL                                                                                    $   113,859        $ 120,046
                                                                                         ===========        =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Bank overdraft                                                                      $         -        $   4,779
     Accounts payable and accrued expenses                                                    64,209           76,528
     Accrued interest expense                                                                    260           22,660
     Loans payable                                                                                 -           17,500
     Loans payable to stockholders                                                             6,800          253,500
                                                                                         ___________        _________
     TOTAL CURRENT LIABILITIES                                                                71,269          374,967
                                                                                         ___________        _________
STOCKHOLDERS' EQUITY
     Common stock, $0.0005 par value; authorized-100,000,000 shares;
         issued and outstanding-11,110,500 and 6,986,500 shares in 2002 and 2001               5,555            3,493
     Additional paid-in capital                                                            1,184,652          736,143
     Accumulated deficit                                                                  (1,147,617)        (994,557)
                                                                                         ___________        _________
     TOTAL STOCKHOLDERS' DEFICIT                                                              42,590         (254,921)
                                                                                         ___________        _________
TOTAL                                                                                    $   113,859        $ 120,046
                                                                                         ===========        =========

See accompanying notes to  condensed consolidated financial statements.




INETEVENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                               2002                 2001             2002               2001
                                                            __________           __________       __________         __________

REVENUE                                                     $    7,693           $   46,752       $   13,970         $   81,730
OPERATING EXPENSE
       Selling, general and administrative                      67,784               47,252          127,435            109,019
       Depreciation expense                                      4,125                2,968            8,250              5,936
       Amortization expense                                      9,869               28,226           31,345             56,452
                                                            __________           __________       __________         __________
          TOTAL OPERATING EXPENSE                               81,778               78,446          167,030            171,407
                                                               (74,085)             (31,694)        (153,060)           (89,677)
OTHER EXPENSE                                                        -               (4,414)               -             (5,111)
                                                            __________           __________       __________         __________
NET LOSS                                                    $  (74,085)          $  (36,108)      $ (153,060)        $  (94,788)
                                                            ==========           ==========       ==========         ==========

Weighted average number of common shares outstanding         7,140,060            6,875,456        7,063,704          6,855,409

Basic and diluted loss per share                            $    (0.01)          $    (0.01)      $    (0.02)        $    (0.01)


See accompanying notes to condensed consolidated financial statements.




INETEVENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                  2002            2001
                                                                _________       _________

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                   $(153,060)      $ (94,788)
     Adjustment to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
            Depreciation and amortization                          39,595          62,388

     Changes in operating assets and liabilities
            Accounts receivables                                   (1,341)        (25,770)
            Deposits and other                                     (1,990)            200
            Accounts payable and accrued expenses                  32,681         (11,850)
            Accrued interest expense                               15,771          (4,850)
                                                                _________       _________

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (68,344)        (74,670)
                                                                _________       _________

CASH FLOWS FROM INVESTING ACTIVITIES
     Capitalized software development cost                        (24,000)        (82,527)
     Purchase of property and equipment                              (224)        (25,900)
                                                                _________       _________

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          (24,224)       (108,427)
                                                                _________       _________

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of common stock                            20,000         129,185
     Loan from stockholders                                        83,200          70,000
     Bank overdraft                                                (4,779)          7,376
                                                                _________       _________

                                                                   98,421         206,561
                                                                _________       _________

NET INCREASE IN CASH AND CASH EQUIVALENT                            5,853          23,464
CASH AND CASH EQUIVALENT, BEGINNING OF YEAR                            63           4,089
                                                                _________       _________
CASH AND CASH EQUIVALENT, END OF YEAR                           $   5,916       $  27,553
                                                                =========       =========


See accompanying notes to  condensed consolidated financial statements.




INETEVENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                 COMMON STOCK           ADDITIONAL          RETAINED
                                                              SHARES      AMOUNT      PAID IN CAPITAL       EARNINGS        TOTAL
                                                            __________    _______       ___________       ___________    ________

Balance, January 1, 2001                                     6,784,000    $ 3,392       $   590,940       $  (557,236)   $ 37,096
Sale of common stock                                            97,500         48            84,952                        85,000
Issuance of common stock for repayment of note payable           5,000          3             4,997                         5,000
Exercise of options                                            100,000         50                                              50
Issuance of warrants                                                                         55,254                        55,254
Net loss in 2001                                                                                             (437,321)   (437,321)
                                                            __________    _______       ___________       ___________    ________
Balance, December 31, 2001                                   6,986,500      3,493           736,143          (994,557)   (254,921)
Sale of common stock                                           200,000        100            19,900                        20,000
Issuance of common stock for repayment of debt               3,924,000      1,962           428,609                       430,571
Net loss as of June 30, 2002                                                                                 (153,060)   (153,060)
                                                            __________    _______       ___________       ___________    ________
                                                            11,110,500    $ 5,555       $ 1,184,652       $(1,147,617)   $ 42,591
                                                            ==========    =======       ===========       ===========    ========

See accompanying notes to  condensed consolidated financial statements.


                         INETEVENTS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2002


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect the results of operations for iNetEvents, Inc.(the "Company" or "we") and its wholly owned subsidiary and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission (the "SEC") on April 26, 2002. Current and future financial statements may not be directly comparable to the Company's historical financial statements.

The Company was incorporated on December 18, 1986 under the laws of the State of Delaware to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. Prior to July 28, 2000, the Company was in the developmental stage and could be defined as a "shell" company, whose sole purpose was to locate and consummate a merger or acquisition with a private entity, and it did not have any operations. On July 28, 2000, the Company acquired iNetEvents, Inc., a Nevada corporation ("iNetEvents Nevada") and commenced operations. iNetEvents Nevada, was incorporated in Nevada on February 3, 1999. The terms of the merger called for the Company to issue
3,500,000 of its common stock in exchange for 100% of the common shares of iNetEvents Nevada. As part of the reorganization in the form of a reverse merger wherein iNetEvents Nevada, became the Company's wholly-owned subsidiary, and as such, no goodwill was being recognized. The Company changed its name to iNetEvents, Inc., changed its trading symbol from SWVT to IEVT, and the management of iNetEvents Nevada became the management of the Company.

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

2. CONTINGENCIES

The Company has experienced operating losses. For the period ended June 30, 2002 the Company had cash and cash equivalents of $5,916 and an accumulated deficit of $1,147,617. To conserve its resources, the Company has significantly curtailed all activities, reduced its staff to a minimum, and reduced capital expenditure. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's significant operating loss, working capital deficit, accumulated deficit and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. The Company has minimum liquidity and access to cash. In order to continue operations, the Company must raise additional equity capital or use debt instruments to continue operations. The Company is currently seeking to raise equity capital to enhance its marketing and sales process. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.


3. EQUITY TRANSACTIONS

During the six months ended June 30, 2002 the Company sold 200,000 shares of its common stock at $.10 per share. On June 30, 2002, the Company also entered into agreements to convert some of its long-term debts from shareholders and a consultant into stock. The Company issued 3,924,000 shares valued at $.10 per shares regarding these agreements.

Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation.

                  The revenues in the six months ending June 30, 2002 were $13,970 as compared to the six months ended June 30, 2001 of $81,730 or a decrease of $67,760.

                  During the six months ending June 30, 2002, we incurred expenses of $167,030 as compared to the six months ended June 30, 2001 of $171,407 or an decrease of $4,377. These expenses primarily consisted of salary expenses, software development, general operations and marketing expenses.

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

Liquidity.

                  We have minimum liquidity and access to cash. In order to continue operations, we must raise additional equity capital or use debt instruments to continue operations. We are currently seeking to raise equity capital to enhance our marketing and sales processes. We believe that our investment in marketing and sales will directly influence our ability to become cash flow positive in the last quarter of 2002.



                  We do not have sufficient cash to finance our operations at this stage of our development and we are seeking additional financing on acceptable terms and conditions.

Capital Resources.

                  We are currently seeking to expand our hosting capabilities and, accordingly we need capital to complete this expansion.

                  We have financed our development during the current quarter through long term debt. Substantially all of this financing was obtained from a related party shareholders. We had $5,916 cash on hand as of June 30, 2002.

                  During the second quarter, we sold and issued 3,924,000 shares of our common stock in cancellation of indebtedness, one share of stock was issued for each $0.10 share of debt.

                  We recognize that we will continue to need additional cash during the next twelve months and these needs will coincide with the cash demands resulting from the general operations and research and development. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on terms and conditions acceptable to the Company.


Item III.         Qualitative and Quantitative Disclosures About Market Risk.

                  The Company has neither considered nor conducted any research concerning qualitative and quantitative market risk.

                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings .................................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ..................................................None

Item 3 - Defaults by the Company on its
         Senior Securities .................................................None

Item 4 - Submission of Matter to Vote of Security
         Holders ...........................................................None

Item 5 - Other Information

         (a)      Board Meeting

                  The board held two meetings during the current quarter, which were special meetings.

         (2)      Committees

                  The board of directors has not established an audit committee. In addition, the Company does not have any other compensation or executive or similar committees. The Company will not, in all likelihood, establish an audit committee until such time as the Company increases its revenue, of which there can be no assurance. The Company recognizes that an audit committee, when established, will play a critical role in the financial reporting system of the Company by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process.

                  Until such time as an audit committee has been established, the board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61, as may be modified or supplemented.

Item 6 - Exhibits and Reports on Form 8-K

         The following exhibits are filed with this report:

        (1) No reports on Form 8-K were filed during the quarter for which the report is filed.

        (2)   Exhibit 99.1 - Certification of President and Chief Financial
              Officer

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002              INETEVENTS, INC.


                                    By: /s/ BRANDON STAUBER
                                    ________________________________
                                        Brandon Stauber
                                        President and
                                        Principal Accounting Officer