Form 10QSB
period 2002-09-30
INETEVENTS INC
filed 2002-11-15
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

                                        OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 000-33129


                                INETEVENTS, INC.
                                ________________
        (Exact Name of Small Business Issuer as Specified in its Charter)

              DELAWARE                         95-4581903
   _______________________________          ___________________
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)          Identification No.)



 9171 WILSHIRE BOULEVARD, SUITE 600
       BEVERLY HILLS, CALIFORNIA                  90210
________________________________________       ___________
(Address of principal executive offices)        (Zip code)

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

         At September 30, 2002, there were outstanding 11,210,500 shares of the Registrant's Common Stock, $.0005 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION

Item I.   Financial Statements

                                INETEVENTS, INC.

                     CONDENSED CONSOLIDATED FINANCIAL REPORT


                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                                DECEMBER 31, 2001

                                INETEVENTS, INC.

                                    CONTENTS




                                                                      Page
                                                                      ------
 Condensed Consolidated Financial Statements

       Condensed Consolidated Balance Sheets                            F-1

       Condensed Consolidated Statements of Operations                  F-2

       Condensed Consolidated Statements of Stockholders' Equity        F-3

       Condensed Consolidated Statements of Cash Flows                  F-4

       Notes to Condensed Consolidated Financial Statements             F5-F6



                      INETEVENTS, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      September 30,         December 31,
                                                                               2002                  2001
                                                                  -----------------     -----------------
                                                                     (Unaudited)

                           ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                    $           1,143     $              63
     Accounts receivable                                                      3,000                 1,982
     Deposits and other                                                       4,080                 2,090
                                                                  -----------------     -----------------

            Total current assets                                  $           8,222     $           4,135
PROPERTY AND EQUIPMENT, NET                                       $          23,224     $          35,375

CAPITALIZED SOFTWARE DEVELOPMENT
     COSTS, NET                                                   $          67,268     $          80,536
                                                                   ----------------     -----------------

                           Total assets                           $          98,714     $         120,046
                                                                  =================     =================

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Bank overdraft                                               $               -     $           4,779
     Notes payable                                                                -                17,500
     Accounts payable and accrued expenses                                   59,525                23,756
     Accrued interest expense                                                   750                22,600
     Notes payable, stockholders                                             29,050               253,500
                                                                  -----------------     -----------------

            Total current liabilities                             $          89,325     $         374,967

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock: $.0005 par value;
     authorized 100,000,000 shares;
     issued and outstanding
     6,986,500 shares at December 31, 2001;                                             $           3,493
     11,210,500 shares at September 30, 2002                      $           5,605
     Additional paid in capital                                           1,194,602               736,143
     Accumulated deficit                                                 (1,190,818)             (994,557)
                                                                  ------------------    ------------------

            Total stockholders' equity (deficit)                  $           9,389     $        (254,921)
                                                                  -----------------     ------------------

                           Total liabilities and
                           stockholders' equity                   $          98,714     $         120,046
                                                                  =================     =================

     See Accompanying Notes to Condensed Consolidated Financial Statements.


                                INETEVENTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                          For the three months ended          For the nine months ended
                                                                    September 30,                     September 30,
                                                                 2002             2001              2002             2001
                                                        ------------------------------     ------------------------------

 Revenues                                               $       4,880     $     22,999     $      18,850     $    104,729

 Operating, general and administrative expenses
    Selling, general and administrative                 $      25,295     $    155,959     $     152,730     $    264,978
    Depreciation expense                                        4,125            2,968            12,375            8,904
    Amortization expense                                       17,923           28,226            49,268           84,678
                                                        -------------     ------------     -------------     ------------

        Operating, general and
          administrative expenses                       $      47,343     $    187,153     $     214,373     $    358,560
                                                        -------------     ------------     -------------     ------------

              Operating (loss)                          $     (42,464)    $   (164,154)    $    (195,524)    $   (253,831)

 Non-operating income (expense);
    Other income (expense)                              $        (738)    $      3,731     $        (738)    $     (1,380)
                                                        --------------    ------------     --------------    ------------


              Net (loss) before income taxes            $     (43,201)    $   (160,423)    $    (196,261)    $   (255,211)

 Federal and state income taxes                         $           0     $          0     $           0     $          0
                                                        -------------     ------------     -------------     ------------

          Net (loss)                                    $     (43,201)    $   (160,423)    $    (196,261)    $   (255,211)
                                                        ==============    =============    ==============    ============


          Net (loss) per share                          $       (0.00)    $      (0.02)    $       (0.02)    $      (0.04)
                                                        =============     ============     =============     ============

          Average Number of Shares
          of Common Stock Outstanding                      11,117,866        6,886,500         8,454,566        6,865,886
                                                        =============     ============     =============     ============



     See Accompanying Notes to Condensed Consolidated Financial Statements.


                                INETEVENTS, INC.
                        CONDENSED CONSOLIDATED STATEMENT
                       OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                              Common Stock               Additional
                                                              ------------                Paid-In         Accumulated
                                                        Shares           Amount            Capital         (Deficit)
                                                    -------------     -------------    -------------     ------------

Balance, December 31, 2000                              6,784,000     $      3,392     $     590,940     $   (557,236)

Sale of common stock                                       97,500               48            84,952
Issuance of common stock for
    repayment of note payable                               5,000                3             4,997
Exercise of options                                       100,000               50
Issuance of warrants                                                                          55,254
Net (loss), December 31, 2001                                                                                (437,321)
                                                    -------------     ------------     -------------     -------------

Balance, December 31, 2001                              6,986,500     $      3,493     $     736,143         (994,557)

Sale of common stock                                      200,000              100            19,900
Issuance of common stock for
    repayment of note payable and
    accrued interest                                    3,474,000            1,737           383,834
Issuance of common stock for
    services rendered                                     450,000              225            44,775
Sale of common stock                                      100,000               50             9,950
Net (loss) January 1, 2002 to
September 30, 2002                                                                                           (196,261)
                                                    -------------     ------------     -------------     -------------

Balance, September 30, 2002                            11,210,500     $      5,605     $   1,194,602     $ (1,190,818)
                                                    =============     ============     =============     ============



     See Accompanying Notes to Condensed Consolidated Financial Statements.


                                INETEVENTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           For the nine months ended
                                                                                                   September 30,
                                                                                                 2002             2001
                                                                                        -------------------------------
Cash Flows From Operating Activities
Reconciliation of net loss to net cash (used in)
   operating activities

Net (loss)                                                                              $    (196,261)    $    (255,211)
Adjustments to reconcile net (loss) to cash
     (used in) operating activities:
     Depreciation and amortization                                                             61,643            93,582
     Issuance of warrants for investment banking services                                           0            12,500
     Change in assets and liabilities
          (Increase) decrease in accounts receivable                                           (1,018)          (38,519)
          (Increase) decrease in deposits and other                                            (1,990)              624
          Increase (decrease) in accounts payable and accrued expenses                         27,997            22,967
          Increase (decrease) in accrued interest expense                                      16,261              (125)
                                                                                        -------------     -------------

       Net cash (used in) operating activities                                          $     (93,368)    $    (164,182)


Cash Flows From Investing Activities

       Net borrowings (payments to) related parties                                     $     105,450     $     158,000
       Capitalized software development cost                                                  (36,000)         (101,841)
       Purchase of equipment                                                                     (224)                0
                                                                                        -------------     -------------

       Net cash provided by (used in) investing activities                              $      69,226     $      56,159

Cash Flows From Financing Activities

       Issuance of common stock                                                         $      30,000     $      85,000
       Bank overdraft, net                                                                     (4,779)           18,974
                                                                                        -------------     -------------

       Net cash provided by financing activities                                        $      25,221     $     103,974

       Net increase (decrease) in cash                                                  $       1,079     $      (4,049)
       Cash and cash equivalents at beginning of period                                 $          63     $       4,089
                                                                                        -------------     -------------

       Cash and cash equivalents at end of period                                       $       1,142     $          40
                                                                                        =============     =============


Supplemental disclosure of cash flow information:
         Conversion of accounts payable for 450,000 shares common stock                 $      45,000     $           0
                                                                                        =============     =============

         Conversion of accrued interest for no shares common stock                      $      38,170     $           0
                                                                                        =============     =============
         Conversion of note payable for 3,474,000and 50,000 shares
             common stock in 2002 and 2001                                              $     347,400     $       5,000
                                                                                        =============     =============

         Issuance of warrants for investment banking services                           $           0     $      12,500
                                                                                        =============     =============

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                                INETEVENTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect the results of operations for iNetEvents, Inc. (the "Company" or "we") and its wholly owned subsidiary and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission (the "SEC") on April 26, 2002. Current and future financial statements may not be directly comparable to the Company's historical financial statements.

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


2. CONTINGENCIES

The Company has experienced operating losses. For the period ended September 30, 2002 the Company had cash and cash equivalents of $1,142 and an accumulated deficit of $1,190,818. To conserve its resources, the Company has significantly curtailed all activities, reduced its staff to a minimum, and reduced capital expenditure. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's significant operating loss, working capital deficit, accumulated deficit and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. The Company has minimum liquidity and access to cash. In order to continue operations, the Company must raise additional equity capital or use debt instruments to continue operations. The Company is currently seeking to raise equity capital to enhance its marketing and sales process. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.


3. EQUITY TRANSACTIONS

During the nine months ended September 30, 2002 the Company sold 300,000 shares of its common stock at $0.10 per share. On June 30, 2002, the Company also entered into agreements to convert some of its long-term debts from shareholders and accounts payable to a consultant into stock. The Company issued 3,474,000 shares valued at $0.11 per share to shareholders for $347,400 in debt and 38,171 in accrued interest. The consultant received 450,000 in lieu of accounts payable of $45,000.

Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation.

         The revenues in the nine months ending September 30, 2002 were $18,850 as compared to the nine months ended September 30, 2001 of $104,729 or a decrease of $85,879.

         During the nine months ending September 30, 2002, we incurred expenses of $214,373 as compared to the nine months ended September 30, 2001 of $358,560 or a decrease of $144,187. These expenses primarily consisted of salary expenses, software development, general operations and marketing expenses.

         We will continue to carefully control our expenses as we move forward with the implementation of our business plan of providing web-based services to event producers. We have two employees at the present time and we engage personnel through consulting agreements where necessary as well as outside attorneys, accountants and technical consultants.

         In addition to our existing business of offering our services to event producers, we are actively considering a mergers and acquisitions strategy to develop a customer base and add event services. We will also consider a strategy outside of providing services to event producers. We believe we are uniquely postured to make revenue acquisitions to expand our market and enhance shareholder value.

Liquidity.

         We have minimum liquidity and access to cash. In order to continue operations, we must raise additional equity capital or use debt instruments to continue operations. We are currently seeking to raise equity capital to enhance our marketing and sales processes. We believe that any investment in marketing and sales will directly influence our ability to become cash flow positive within six (6) months after undertaking the marketing process.

         We do not have sufficient cash to finance our operations or marketing at this stage of our development and we are seeking additional financing on acceptable terms and conditions.

Capital Resources.

         We are currently seeking to expand our hosting capabilities and we are investigating additional business opportunities and, accordingly we need capital to complete any expansion and may need cash to undertake any additional business opportunities.

         During the second quarter, we sold and issued 3,924,000 shares of our common stock in cancellation of indebtedness, one share of stock was issued for each $0.10 share of stock. The indebtedness cancelled was $392,400. We have financed our development during the current quarter through new long-term debt. Substantially all of this financing was obtained from related party shareholders. As of September 30, 2002, we incurred $22,250 in new financing. As of September 30, 2002, our debt was reduced by $231,250 from the debt as at December 31, 2001 and the number of shares issued and outstanding was increased by 3,924,000 by reason of the cancellation of indebtedness.

         We had $1,142 cash on hand as of September 30, 2002.

         We recognize that we will continue to need additional cash during the last quarter of 2002 and for the twelve months thereafter and these needs will coincide with the cash demands resulting from the general operations and research and development. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on terms and conditions acceptable to the Company.

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

                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings ..............................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ...............................................None

Item 3 -.Defaults by the Company on its
         Senior Securities ..............................................None

Item 4 - Submission of Matter to Vote of Security
         Holders ........................................................None

Item 5 - Other Information

         (1)      Board Meeting

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

Item 6 - Exhibits and Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter for which this report is being filed. The following exhibits are being filed with this report:

                  99.1 Certification of Chief Executive Officer

                  99.2 Certification of Chief Financial Officer

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2002                      INETEVENTS, INC.


                                          By: /s/ BRANDON STAUBER
                                              ____________________________
                                              Brandon Stauber
                                              President and
                                              Principal Accounting Officer

                                  CERTIFICATION

I, Brandon Stauber, as the Chief Executive Officer of INETEVENTS, INC., certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of INETEVENTS, INC.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                            /s/ BRANDON STAUBER
                                                    ___________________________
                                                        Brandon Stauber
                                                        Chief Executive Officer
                                                        INETEVENTS, INC.

                                  CERTIFICATION

I, Brandon Stauber, as the Chief Financial Officer of INETEVENTS, INC., certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of INETEVENTS, INC.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                            /s/ BRANDON STAUBER
                                                    ___________________________
                                                        Brandon Stauber
                                                        Chief Financial Officer
                                                        INETEVENTS, INC.