Form 10KSB
period 2002-12-31
INETEVENTS INC
filed 2003-04-15
CIK 1156337

Commission File No. 000-33129


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-KSB


              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Fiscal Year Ended: December 31, 2002


                  / / TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Transition Period From __ to __


                                INETEVENTS, INC.
        _________________________________________________________________
        (Exact Name of Small Business Issuer as Specified in its Charter)


              Delaware                                        95-4581903
   _______________________________                        ___________________
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)


 1880 Century Park East, Suite 300
       Los Angeles, California                                           90067
________________________________________                              __________
(Address of principal executive offices)                              (Zip code)


                       9171 Wilshire Boulevard, Suite 600
                             Beverly Hills, CA 90210
                      _____________________________________
                      (Former address of executive offices)


Issuer's telephone number: (310) 734-9064


Securities to be registered pursuant to Section 12(b) of the Act:

                                      none

Securities to be registered pursuant to Section 12(g) of the Act:

                               $.0005 Common Stock
                               ___________________
                                (Title of Class)

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. /X/

         As of December 31, 2002, there were 11,260,500 shares of the registrant's Common Stock, $.0005 par value, outstanding.

         The aggregate market value of the voting shares of Common Stock held by non-affiliates of the registrant, as of the last business day and registrant's most recently completed fiscal quarter is $2,925,156 and as of the date here of is $2,812,650.

         State the registrant's revenues for the December 31, 2002 fiscal year:
$22,350.

                                TABLE OF CONTENTS

                                                                           PAGE


Item 1.  Description of Business. . . . . . . . . . . . . . . . . . . . . .

Item 2.  Description of Property. . . . . . . . . . . . . . . . . . . . . .

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .

Item 4.  Submission of Matter to Vote of
         Security Holders . . . . . . . . . . . . . . . . . . . . . . . . .

Item 5.  Market for Common Registrant Equity and
         Related Stockholder Matter . . . . . . . . . . . . . . . . . . . .

Item 6.  Management's Discussion and Analysis
         or Plan of Operation . . . . . . . . . . . . . . . . . . . . . . .

Item 7.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . .

Item 8.  Changes in and Disagreements with
         Accountants on Accounting and Financial
         Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Item 9.  Directors, Executive Officers, Promoters
         and Control Persons; Compliance with
         Section 16(a) of the Exchange Act. . . . . . . . . . . . . . . . .

Item 10. Executive Compensation . . . . . . . . . . . . . . . . . . . . . .

Item 11. Security Ownership of Certain
         Beneficial Owners and Management . . . . . . . . . . . . . . . . .

Item 12. Certain Relationships and
         Related Transactions . . . . . . . . . . . . . . . . . . . . . . .

Item 13. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .

         Signatures and Certifications. . . . . . . . . . . . . . . . . . .

ITEM 1.           DESCRIPTION OF BUSINESS.

                  The following discussion contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "beliefs," "experts," "may," "will," "should" or "anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The actual results could differ materially from those contained in this Form 10-KSB.

                  Important factors that could cause or contribute to such differences include those discussed under the caption entitled "Risk Factors," as well as those discussed elsewhere in this Form 10-KSB.

Business Development

                  iNetEvents, Inc. (the "Company") (formerly Summit World Ventures, Inc.) was incorporated on December 18, 1986 under the laws of the State of Delaware to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. Prior to July 28, 2000, we were in the developmental stage and could be defined as a "shell" company, whose sole purpose was to locate and consummate a merger or acquisition with a private entity, and we did not have any operations. On July 28, 2000, we acquired iNetEvents, Inc., a Nevada corporation and commenced operations. As part of the acquisition - a reorganization in the form of a reverse merger, iNetEvents, Inc., a Nevada corporation, became our wholly-owned subsidiary, and there was a change of our control. iNetEvents, Inc., a Nevada corporation, was incorporated on February 3, 1999.

Pending Acquisition

                  On January 26, 2003, we entered into a Plan and Agreement of Reorganization with International Card Establishment, Inc. (and GlobalTech Leasing, Inc.) and its shareholders.

                  International Card Establishment, Inc. ("ICE"), is a provider of diversified products and services to the electronic transaction processing industry. All of the generated recurring revenues in the form of transaction fees, service fees, or finance charges.

                  Subject to our completion of the acquisition, our acquired operations will take place through two additional wholly owned subsidiaries. One operation will be known as International Card Establishment, Inc. and the other will be known as GlobalTech Leasing, Inc. Inetevents, the Nevada corporation, will also be maintained as a separate subsidiary. ICE's merchant card services division establishes merchant accounts for business that enable those businesses to accept credit cards, debit cards, and other forms of electronic payments from their customers; supplies the necessary card readers and other point-of-sale transaction systems; facilitates processing for the accounts; and, provides Website hosting and e-commerce solutions. Through its worldwide gift & loyalty division, ICE also markets a so-called Smart Card (a card that stores data digitally on an embedded chip and not on the analog magnetic stripe) based system that enables merchants to provide its proprietary gift cards and incentive-purchase cards that will be merchant branded.

                  Although ICE's product and services address the needs of individual business that accept credit cards and debit cards and other electronic payments from their customers, the operations of both ICE and GlobalTech Leasing, Inc. are geared predominantly toward serving the needs of other service providers in the industry.

                  ICE's markets its services primarily to agents and independent sales organizations throughout the United States that, in turn, solicit new merchant account business from stores, restaurants, services companies, and numerous other types of retail businesses in their local markets. This approach enables ICE to benefit from the efforts of a large and experienced sales force with access to merchants over a broad geographic area without incurring the overhead costs associated with an internal sales force.

                  GlobalTech Leasing, Inc. is a micro-ticket (under $5,000) equipment leasing firm that specializes in financing point-of-sale card readers and other forms of electronic payments. Since 1996, GlobalTech Leasing, Inc. has developed a strong reputation in the industry for offering lease programs, customer service, and training that are well suited to the needs of small to mid-size agents and independent sales organizations.

                  GlobalTech Leasing, Inc. presently does business with approximately 350 agents and independent sales organizations throughout the
U.S., and processes approximately 20 new leases per day. In total, it currently derives revenues from approximately 9,000 active leases.


                  GlobalTech Leasing, Inc. targets agents and independent sales organizations that have between 2 and 15 sales people on the streets, and generate between 20 and 50 new point-of-sales equipment contacts per month. Of this number, approximately half, or 10 to 25 contracts, are likely to be financed through leases.

                  A copy of the Plan and Agreement of Reorganization with International Card Establishment, Inc. (and GlobalTech Leasing, Inc.) and its shareholders, is attached as an exhibit to the Form 8-K filed on January 31, 2003. Upon the closing of the transaction, there may be a change of control.


Our Current Principal Services


                  We currently provide Internet support and supply software for real time event/convention information management. We develop, market and distribute our computer software that help hosts of events such as conventions, trade shows and seminars manage and grow their event business. Our software products can be categorized into two broad areas: application service provider systems software and system software. The application service provider software allows users to access information or use the applications through a simple Internet browser on any client computer, and automates the performance of specific business data processing functions for the event producer who proposes to host an event. In addition to computer software products, we offer a limited range of consulting, education and supporting service for the event producer, provided that said event producer is our customer or client. Systems software is a complete platform to develop and deploy applications on the Internet and corporate intranets, and includes database management software and development tools that allow users to create, retrieve and modify various types of data located on our servers.

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

                  We develop and market our software product for event producers, organizations, and companies that host ten or more events per year. In this case, the customer installs our software on their own servers. The event producer has the flexibility to integrate our package with any other enterprise application used by the event producer as well as add or modify our own events. The software provides for advance registration, scheduling, previewing of exhibits and speakers, product sales, and Internet email communications. The system provides for computerized accounting and billing functions, credit card processing, and accounting management information for the event producer.

iNetEvents Online Services (Application Service Provider)

                  The primary service that we offer is a version of the Enterprise Edition (described above) delivered electronically via the Internet. With a simple browser and network connection, the event producer can access our Internet business applications at costs significantly lower than a traditional deployment. While the event producer-customer owns the content that is created on our server, we own the hardware, manage the application and server architecture, maintain and upgrade the software and provide technical support for the customer's operations. The hardware and software are managed at our leased facilities in Los Angeles. We currently offer this service as iNetEvents Premier, however we anticipate that we will offer additional online services (iNetEvents Presto) in the future.

                  A.       iNetEvents Premier

                  The primary online service that we offer is a version of our Enterprise Edition (described above) via the Internet. This full-featured online service allows event producers to market their events electronically, offer event registration via our e-commerce service as well as provide a range of event oriented content. We provide in house hosting of singular or multiple events that have potential participants of from 100 to 10,000 attendees.

                  B.       iNetEvents Presto

                  We have developed and will commence marketing in 2003, on our server, iNetEvents Presto, a software product that will permit event producers who have potential participants from 2 to 100 attendees to host an event on our server. We had intended to commence marketing of iNetEvents Presto in 2002, but we did not have sufficient capital to effectively market the product. We will provide minimal consulting services in connection with creating the content but the iNetEvents Presto software will be designed so that the event producer will be able to manage and make changes, by accessing our secured website through our Internet browser.

iNetEvents Professional Services

                  We implement the event producer's specific needs by offering a range of professional services that allow our customers to take full advantage of the Web-based products we offer. These professional services fall into three primary categories including customization, consulting, training and support services.

                  A.       Consulting Services

                  We will help an event producer articulate his event needs, define event goals and objectives, reach achievable benchmarks, develop and evaluate mechanisms to measure success, specify engineering and design requirements, and provide the necessary data to approach the Internet with a solid, well-grounded plan.

                  B.       Customization Services

                  We provide a range of design and development services that are utilized to make our customer's use of our software more effective. We believe that building a successful event website and related intranet and extranet programming is much more complicated than the utilization of the hypertext markup language (HTML) coding. Our technical department uses fundamental, advanced and specialized technologies in web design and development and we will expertly assist the event producer in managing our Internet event project from the planning stage to the post event stage.

                  C.       Training and Support

                  We offer a range on in house and Web-based training and support services to our customers.

General Software Features

                  The creation of a fully customized, self-branded web-based "wrapper" for the event producer extends the web producer's marketing and promotional efforts to an audience and the duration of the physical event. We believe that the web-based exhibitor and attendee registration will reduce the event producer's administrative costs and will enhance the ability to reach event attendees and exhibitors readily available to the event producer.

                  The ability to register, manage and communicate with event exhibitors, attendees, and the press via the Internet and the capability to access a central database reduce both management time and overhead costs. Real time event management provides the event producer with up-to-date information and allows the event producer, with limited Internet and Internet authoring, a more satisfying experience for the exhibitors and attendees. The attendees have the ability to participate in the event producer's event prior, during and after the physical event. Further, we provide the attendees with the option to schedule activities, sessions, seminars and meetings with exhibitors at the physical event which we believe will save the attendees time in planning their participation and event experience. The event attendee can gather information about event seminars, sessions, key notes and other activities via the Internet and the participants can conduct e-commerce in a way that is easy, secure and convenient.

Factors That May Affect Future Results and Market Price of Stock

                  We operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

1. Unless we obtain loans or additional funding, we may not be able to continue as a going concern.

                  Our auditor's going concern opinion and the notation in the financial statements indicate that we have significant operating losses, working capital deficiency and significant capital requirements which raise substantial doubt about our ability to continue as a going concern. We have had a net loss of $189,798 from our inception to December 31, 1999, we have had a net loss of $366,706 for the year ended December 31, 2000 and we have a net loss of $437,321 for the year ended December 31, 2001. We have a net loss of $245,820 for the year ended December 31, 2002. We anticipate that we will continue to experience losses as we continue implementing our expansion program. Until such time as we have revenues in excess of expenditures, we will be required to secure loans and if we do not secure the loans (or raise additional capital if loans or funding are not forthcoming), we may not be successful in continuing to operate our business.

2. We have minimal operating history and revenue and we have minimal assets.

                  We commenced operations in February of 1999. Subsequently, we leased office facilities in April of 1999 and began the development of our product. In August of 1999 we released the first "beta" version of our Enterprise Edition. From August 1999 through February of 2000 we further refined our software applications and officially offered our services and products in February, 2000 on a limited basis. Accordingly, we have an extremely limited operating history upon which an evaluation and our business can be based. Our business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as the Internet. Specifically, such risks include our failure to anticipate and adopt to a developing market, the rejection of our services by event producers, organizations and companies that host events, development of equal or superior services or products by competitors, and the inability to identify, attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks.

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

                  The market for our services and products has recently begun to develop, is rapidly evolving and will be characterized by an increasing number of market entrants. As a result, our mix of services and products may undergo substantial changes as we react to competitive and other developments in the overall Internet market. Our market is highly dependent upon the increased use of the Internet for information, publication, distribution and commerce. In particular, the Internet and businesses using the Internet is an unproven medium for our products and services. Accordingly, our future operating results will depend substantially upon the increased use of the Internet by individuals and companies for event producers, organizations and companies that host events, the emergence of the Internet as an effective business use medium and the successful implementation of our services and products program. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, east of use, access, quality of service and acceptance of advertising) remain unresolved and may impact our growth. If the Internet does not develop as an effective business medium for hosting events, our business, results of operations and financial condition will be materially adversely affected.

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

6. The terrorist attacks of September 11, 2001 and the perceived dangers and delays in travel have had a significant negative effect of our business.

              The market in which we compete is specifically tied to the corporate travel market. After the terrorist attacks of September 11, 2001, (and to a lesser degree, the unrest in the Middle East) the travel market suffered a significant downturn. This downturn dramatically effected iNetEvents sales as most of the Company's clients either cancelled or postponed their scheduled and booked events. Delays at airports have also contributed to a downturn in convention and event travel only. While, we anticipate that this business will return there can be no assurance that it will occur this year or in the foreseeable future. This fact may have a significant material effect on our business and financial results.

7. Our success is dependent on keeping up with technological changes and is dependent upon the acceptance of our recently introduced products as well as developing new products.

                  The market in which we compete is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. Market characteristics are exacerbated by the emerging nature of the Internet. Accordingly, our future success will depend in significant part on our ability to adapt to rapidly changing technologies, the ability to adapt our services and products to evolving industry standards, and to continually improve the performance, features and reliability of our services and products in response to both evolving demands of the marketplace and competitive service and product offerings. Our failure to adapt to such changes and evolution would have a materially adverse effect on our business, results of operations and financial condition.

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

                  Substantially all of our development hardware and software and certain of our computer hardware operations are located at a facility in Oxnard, California, currently supplied by ICE at no cost or expense to us. There can be no assurance that in the event we suffer any system failure at either our facility in Los Angeles, California or a back up off premises location in Oxnard, California we would not be adversely affected. There can be no assurance that other Internet related system failures at any location would not adversely affect the performance of our services. While we have taken steps to minimize the risks associated with power failures, fire, physical and electronic security, telecommunications failures, any computer system is vulnerable to damage from fire, floods, power loss, telecommunications failures, break-ins and similar events. The occurrence of any of these risks could have a material adverse effect on our business, results of operations and financial condition.

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

                  7,588,358 of the our presently outstanding 11,260,500 shares of Common Stock, including the 1,680,000 shares owned by Brandon Stauber and the 2,141,928 shares owned by Ronald J. Stauber, are "restricted securities" for purposes of the federal securities laws, and in the future they may be sold in compliance with Rule 144 adopted under the Act. Rule 144 provides in part that a person who is not an affiliate and who holds restricted securities for a period of two years may sell all or part of such securities. In addition, since we will be filing certain informational reports with the Securities and Exchange Commission, and if certain other conditions are satisfied, Rule 144 will allow a person (including an affiliate) holding restricted securities for a period of one year to sell each three months, provided he or she is not part of a control group acting in concert to sell, an amount equal to the greater of the average weekly reported trading volume of the stock during the four calendar weeks preceding the sale, or one percent of the our outstanding common stock. We cannot predict the effect, if any, that any such sales of common stock, or the availability of such common stock for sale, may have on the market value of the common stock prevailing from time to time. Sales of substantial amounts of common stock by shareholders, particularly if they are affiliates, could have a material adverse effect upon the market value of the common stock.

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

                  Our operations and services provided are dependent on the extent to which our computer equipment is protected against damage from fire, earthquakes, power loss, telecommunications failures and similar events. A significant portion of our computer equipment, including critical equipment dedicated to our Internet access services, is located at a single facility in Los Angeles, California now. Despite precautions taken, the occurrence of a natural disaster or other unanticipated problems at our headquarters, the network hub could cause interruptions in the services provided. In addition, failure of our telecommunications providers to provide the date communications capacity required as a result of a natural disaster, operational disruption or for any other reason could cause interruptions in the services provided. We do maintain a fully redundant backup or our Internet services. In spite of the backup, any accident, incident or system failure that causes interruptions in our operations could have a material adverse effect on our ability to provide Internet services to our even producers, and, in turn, on our business, financial condition and results of operations.

15. Although we have implemented safeguards to prevent unauthorized access to our application software, there always exists certain security risk that may cause interruption, delays or cessation in service.

                  Despite the implementation of security measures, our network infrastructure is vulnerable to computer viruses or problems caused by third parties could lead to interruptions, delays or cessation in service to our event producers. Inappropriate use of the Internet by third parties could also potentially jeopardize the security or deter certain persons from using our services. Such inappropriate use of the Internet would include attempting to gain unauthorized access to information or systems - commonly known as "cracking" or "hacking." Although we intend to continue to implement security measures, such measures have been circumvented in the past, and there can be no assurance that measures implemented will not be circumvented in the future. Alleviating problems caused by computer viruses or other inappropriate uses or security breaches may require interruptions, delays or cessation in service to our operations. There can be no assurance that customers or others will not assert claims of liability against us as a result of failures. Further, until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet service industry in general and our customer base and revenues in particular.

16. We are dependent, in part, upon the copyright and trade secret laws to protect our proprietary technology; however, there is a risk that our competitors will be able to develop technologies that are equivalent or superior to ours.

                  Our success depends in part upon our software and related documentation. We principally rely upon copyright, trade secret and contract law to protect our proprietary technology. There can be no assurance that the steps taken will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

17. The unsettled law as it relates to online service companies creates a possibility that liability may result for information supplied by our customers that are disseminated through our software.

                  The law relating to the liability of Internet on-line services companies for information carried on or disseminated through their networks is unsettled. Several private lawsuits seeking to impose such liability upon Internet on-line services companies are currently pending. Although no such claims have ever been asserted against us, there can be no assurance that such claims will not be asserted in the future, or if asserted, will not be successful. Furthermore, although we have attempted to limit our liability by the terms of our standard service agreement, there can be no assurance that our liability would be so limited in the event of any litigation or other claim against us.

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

                  Since our common stock is publicly traded, the market price of the common stock may fluctuate over a wide range and may continue to do so in the future. The market price of the common stock could be subject to significant fluctuations in response to various factors and events, including, among other things, the depth and liquidity of the trading market of the common stock, quarterly variations in actual or anticipated operating results, growth rates, changes in estimates by analysts, market conditions in the industry (including demand for Internet access), announcements by competitors, regulatory actions and general economic conditions. In addition, the stock market from time to time experienced significant price and volume fluctuations, which have particularly affected the market prices of the stocks of high technology companies, and which may be unrelated to the operating performance of particular companies. As a result of the foregoing, our operating results and prospects from time to time may be below the expectations of public market analysts and investors. Any such event would likely result in a material adverse effect on the price of the common stock.

19.      You will receive no dividends on your investment.

                  We have never paid dividends. We do not anticipate declaring or paying dividends in the foreseeable future. Our retained earnings, if any, will finance the development and expansion of our business and the payment of dividends will be at our board of directors discretion and contingent upon our financial condition, earnings, capital requirements, and other factors. Future dividends may also be affected by covenants contained in loan or other financing documents we may execute. Therefore, there can be no assurance that cash dividends of any kind will ever be paid.

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

22. Although we believe that we have complied will all accounting guidance in connection with the preparation of our financial statements, any changes may require us to restate or recast our financial statements which may have an adverse affect upon our business, results of operations or financial position.

                  In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" which superseded SOP No. 91-1. SOP No. 97-2 was effective for our fiscal year beginning June 1, 1998, as amended by SOP No. 98-4 and SOP No. 98-9, and provides guidance on applying generally, accepted accounting principles for software revenue recognition transactions. Based on our interpretation of the requirements of SOP No. 97-2, as amended, application of this statement did not and is not expected to have a material impact on our revenue. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in

Financial, Statements" which provides further revenue recognition guidance, the accounting profession continues to review certain provisions of SOP No. 97-2 and SAB 101 with the objective of providing additional guidance on implementing its provisions. Depending upon the outcome of these reviews and the issuance of implementation guideline and interpretations, we may be required to change our revenue recognition policies and business practices, and such changes could have a material adverse effect on our business, results of operations or financial position.

                  We have capitalize internal use software and website development costs and we have estimated the useful life of the capitalized cost as two years. As of December 31, 2002 and December 31, 2001 the balance of capitalized software development costs were approximately $80,536 and $59,846, respectively.

23. There can be no assurance that our new products will achieve significant market acceptance or will generate significant revenue. Additional products that we plan to directly or indirectly market in the future are in various stages of development. As of December 31, 2002, the balance of capitalized software development costs was approximately $59,846.

                  The market for our services is characterized by rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology and frequent new product introductions and enhancements. Product introductions, such as iNetEvents Presto, and possible short product life cycles may necessitate high levels of expenditures for, research and development. To obtain a competitive position, we must enhance and improve existing products and continue to introduce new software and new versions of existing software that will satisfy increasingly sophisticated customer requirements and achieve market acceptance. Our inability or failure to successfully enhance and improve our products in a timely manner, and position and/or price our products, could have a material adverse effect on our business, results of operations or financial position.

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

                  Intense competition in the various markets in which we compete may put pressure on us to reduce prices on our products. Changes in the customer's use of our products could also result in lower license revenues if our pricing model is not adapted to such usage. Any such price reductions and resulting lower license revenues could have a material adverse effect on our business, results of operations or financial position if we cannot offset these price reductions with a corresponding increase in sales volumes or lower spending.

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

                  The rapid change in the computer software industry, coupled with the lower barriers to entry, create an environment where new competition may be expected.

                  New distribution methods (e.g. electronic channels) and opportunities presented by the Internet and electronic commerce have removed many of the barriers to entry historically faced by small and start-up companies in the software industry. We expect to face increasing competition in the various markets in which it competes.

Employees

         We have two full time employees. See "Item 9 - Directors, Executive Officers, Promoters and Control Persons - Resumes; Compliance with Section 16(a) of the Exchange Act."

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


ITEM 2.           DESCRIPTION OF PROPERTY.

                  We presently occupy office space at 1880 Century Park East, Suite 300, Los Angeles, CA 90067, supplied by Ronald J. Stauber, our attorney, at no cost or expense. We will occupy this space until such time as we have completed the acquisition of International Card Establishment, Inc. and GlobalTech Leasing, Inc. Upon closing, we will move our offices to 300 EsplanAde Drive, Suite 1950 Oxnard, Ca 93030. In the event we do not close the acquisition, we will relocate to office space in Los Angeles, CA. Prior to March 31, 2003, we occupied office space at 9171 Wilshire Boulevard, Suite 600, Beverly Hills, CA 90067.


ITEM 3.           LEGAL PROCEEDINGS.

                  There is no litigation pending or threatened by or against the Company.

ITEM 4.           SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS.

                  There have been no matters submitted to the Company's security holders.



ITEM 5.           MARKET FOR COMMON COMPANY EQUITY AND RELATED STOCKHOLDER
                  MATTER.

         (a)      Market Price.

                  The Company's common stock is currently traded on the OTC Bulletin Board System under the symbol "IEVT." The following table sets forth, for the periods indicated, the high and low closing bid prices for the common stock of the Company as reported on said system (or as may have been previously reported on the Over the Counter Bulletin Board System). The bid prices reflect inter-dealer quotations, do not include retail mark-ups, mark-downs or commissions, and do not necessarily reflect actual transactions.

   Date              Open             High Bid          Low Bid          Close
   ___________________________________________________________________________
   10/25/00          3.20             3.20              3.16             3.20
   11/27/00          2.95             2.95              2.66             2.84
   12/26/00          1.53             1.55              1.34             1.45
   01/22/01          1.20             1.44              0.41             1.38
   02/26/01          1.20             1.30              1.22             1.25
   03/26/01          0.84             1.02              0.81             1.02
   04/23/01          1.01             1.07              0.80             1.01
   05/21/01          0.97             1.00              0.70             0.90
   06/25/01          0.85             0.85              0.65             0.85
   07/23/01          0.80             0.60              0.75             0.75
   08/27/01          0.55             0.75              0.51             0.70
   09/24/01          0.62             0.65              0.40             0.65
   10/22/01          0.75             0.79              0.68             0.79
   11/26/01          0.97             1.05              0.91             1.01
   12/24/01          1.10             1.10              1.10             1.10
   01/28/02          1.15             1.15              0.88             0.97
   02/25/02          0.66             0.80              0.66             0.80
   03/28/02          0.67             0.72              0.67             0.71
   04/30/02          0.31             0.33              0.31             0.33
   05/31/02          0.15             0.15              0.15             0.15
   06/25/02          0.08             0.08              0.07             0.08
   07/26/02          0.13             0.13              0.13             0.13

   08/29/02          0.11             0.11              0.11             0.11
   09/30/02          0.11             0.11              0.11             0.11
   10/31/02          0.08             0.08              0.06             0.06
   11/27/02          0.09             0.09              0.09             0.09
   12/31/02          0.12             0.12              0.12             0.12
   01/31/03          0.17             0.18              0.17             0.18
   02/28/02          0.25             0.25              0.21             0.24
   03/31/03          0.26             0.27              0.25             0.27

                  On April 14, 2003, the ask for the common stock of the Company was $0.25 and the bid for the common stock of the Company was $0.22. The last trade on April 14, 2003 was at $0.25.

                  The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

                  (b)  Holders.

                  There are thirty seven (37) holders of the Company's Common Stock, including Cede & Co.

                  As of the date of this Form 10KSB, all of the issued and outstanding shares of the Company's Common Stock held by non-affiliates are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. As of the date hereof, 7,588,358 shares are deemed to be restricted shares. In general, under Rule 144, a person (or persons whose shares are aggregated), has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.


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

                  (3) When either restricted or nonrestricted securities are sold by an affiliate after one year, there are limitations on the amount of securities that may be sold; when restricted securities are sold by non-affiliates between the first and second years, there are identical limitations; after two years, there are no volume limitations for resales by non-affiliates.

                  (4) Except for sales of restricted securities made by nonaffiliates after two years, all sales must be made in brokers' transactions as defined in Section 4(4) of the Securities Act of 1933, as amended, or a transaction directly with a "market maker" as that term is defined in Section 3(a)(38) of the 1934 Act.

                  (5) Except for sales of restricted securities made by nonaffiliates after two years, a notice of proposed sale must be filed for all sales in excess of 500 shares or with an aggregate sales price in excess of $10,000.

                  (6) There must be a bona fide intention to sell within a reasonable time after the filing of the notice referred to in (5) above.

Common Stock.

                  We are authorized to issue 100,000,000 shares of Common Stock $.0005 par value and 10,000,000 shares of serial preferred stock at $.01 par value. As of December 31, 2002, there were 11,260,500 common shares issued and outstanding. All shares of Common Stock outstanding are validly issued, fully paid and non-assessable.

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

Quasi-California Corporation.

                  Section 2115 of the California General Corporation law provides that a corporation incorporated under the laws of a jurisdiction other than California, but which has more than one-half of its "outstanding voting securities" and which has a majority of its property, payroll and sales in California, based on the factors used in determining its income allocable to California on its franchise tax returns, may be required to provide cumulative voting until such time as the Company has its shares listed on certain national securities exchanges, or designated as a national market security on NASDAQ (subject to certain limitations). Accordingly, holders of the our common stock may be entitled to one vote for each share of common stock held and may have cumulative voting rights in the election of directors. This means that holders are entitled to one vote for each share of common stock held, multiplied by the number of directors to be elected, and the holder may cast all such votes for a single director, or may distribute them among any number of all of the directors to be elected.

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


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation.

                  The revenues in the twelve-months ending December 31, 2002 were $22,350 compared to revenues for the twelve months ending December 31, 2001 of $111,557.

                  During the twelve-month period ending December 31, 2002, we incurred expenses of $252,918 compared to $530,951 for the twelve-months ending December 31, 2001. These expenses primarily consisted of salary expenses, software development, general operations and marketing expenses.

                  We continue to carefully control our expenses, and have limited our debt outstanding as we move forward with the implementation of a business plan. We have two employees at the present time and engage personnel through consulting agreements where necessary as well as outside attorneys, accountants and technical consultants.

                  Our products currently include only the Enterprise Edition and our "Premier" Online Services. We do, however, have several additional products being developed. We have in developed an entry level online service, to be named "Presto" for smaller events, mixers and consumer type activities and we intend to market this product in the last quarter of 2003, subject to proper funding to initiate the marketing. We are also planning to develop a mid-range product with many of the features of our full version that will allow us to open additional opportunities in our market. We are also planning the introduction of a "vertical portal" designed specifically to support event producers who would eventually use one of our products.

                  In March of 2000 and through the date hereof, the technology industry, and specifically the Internet sector fell out of favor in the eyes of investors. Over the following period ending December 31, 2003, we continued to develop and market our product with limited successes despite the general slowdown in the overall market. iNetEvents has provided services for the following notable clients since the launch of the product in early 2000:

                  o        Bank of America
                  o        eBay
                  o        State of California
                  o        Meeting Professionals International
                  o        WholeLife Corporation
                  o        University of Washington
                  o        PrinTrak - A Motorola Company
                  o        American Electronics Association
                  o        Japan External Trade Organization
                  o        Los Angeles Regional Technology Alliance
                  o        Southern California Software Council
                  o        CalTech/MIT Enterprise Forum
                  o        Corporate University Exchange

                  After the September 11 terrorist attacks all business of ours was either cancelled or postponed as we are directly tied to the corporate travel market. With the instability of the Middle East and the ongoing threat of terrorism, corporate travel has not yet recovered. After September 11, we took steps to lower our so called "burn rate" even further to ensure that we could continue offering our services when the market rebounded.

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

                  At December 31, 2002, we had 11,260,500 shares outstanding and as at December 31, 2002, we had 6,985,000 shares of Common Stock outstanding. Cash on hand at December 31, 2001 and December 31, 2002 was approximately $744 and $63, respectively. The increase in the number of shares issued and outstanding resulted from an issuance for cash or in cancellation of indebtedness.

                  We recognize that we will continue to need additional cash during the next twelve months and these needs will coincide with the cash demands resulting from the general operations. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on terms and conditions acceptable to it.


ITEM 7.           FINANCIAL STATEMENTS.





                                 INETEVENTS,INC.

                         CONSOLIDATION FINANCIAL REPORT

                               DECEMBER 31, 2002

                                INETEVENTS, INC.

                                    CONTENTS







INDEPENDENT AUDITOR'S REPORT ON THE
CONSOLIDATED FINANCIAL STATEMENTS                                           F-1
_______________________________________________________________________________

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets                                              F-2

   Consolidated Statements of Income                                        F-3

   Consolidated Statements of Stockholders' Equity                          F-4

   Consolidated Statements of Cash Flows                                    F-5

   Notes to Consolidated Financial Statements                            F-6-13
_______________________________________________________________________________

                         INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors
iNetEvents, Inc.


I have audited the accompanying consolidated balance sheet of iNetEvents, Inc and Subsidiary as of December 31, 2002 and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The consolidated financial statements of iNetEvents, Inc. and Subsidiary as of December 31, 2001 and 2000, were audited by other auditors whose report dated April 24, 2002, expressed an unqualified opinion on those statements.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of iNetEvents, Inc and Subsidiary as of December 31, 2002 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Kyle L. Tingle, CPA, LLC


April 13, 2003
Henderson, Nevada


                                INETEVENTS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                               December 31,         December 31,
                                                                   2002                 2001
                                                               ____________         ____________

                           ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                 $       744           $      63
     Accounts receivable                                             3,000               1,982
     Deposits and other                                              4,080               2,090
                                                               ___________           _________

            Total current assets                               $     7,824           $   4,135
PROPERTY AND EQUIPMENT, NET                                    $    19,099           $  35,375

CAPITALIZED SOFTWARE DEVELOPMENT
     COSTS, NET                                                $    59,846           $  80,536
                                                               ___________           _________

                           Total assets                        $    86,769           $ 120,046
                                                               ===========           =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank overdraft                                            $         -           $   4,779
     Notes payable                                                       -              17,500
     Accounts payable and accrued expenses                          57,080              76,528
     Accrued interest expense                                        1,894              22,660
     Notes payable, stockholders                                    59,050             253,500
                                                               ___________           _________

            Total current liabilities                          $   112,029           $ 374,967

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock: $.0005 par value;
     authorized 100,000,000 shares;
     issued and outstanding
     6,986,500 shares at December 31, 2001;                                          $   3,493
     11,260,500 shares at December 31, 2002                    $     5,630
     Additional paid in capital                                  1,199,577             736,143
     Accumulated deficit                                        (1,239,462)           (994,557)
                                                               ___________           _________

            Total stockholders' equity (deficit)               $   (25,255)          $(254,921)
                                                               ___________           _________

                           Total liabilities and
                           stockholders' equity (deficit)      $    86,769           $ 120,046
                                                               ===========           =========


          See Accompanying Notes to Consolidated Financial Statements.



                                INETEVENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                   December 31,     December 31,      December 31,
                                                       2002             2001              2000
                                                   ____________     ____________      ____________

Revenue
   Software hosting revenue                         $   14,600       $   84,250        $   86,927
   Consulting and registration revenue                   7,750           27,307                 0
                                                    __________       __________        __________

    Total Revenue                                   $   22,350       $  111,557        $   86,927

Operating, general and administrative expenses
   Selling, general and administrative              $  156,892       $  310,735        $  325,476
   Bad debt expense                                          0           58,148                 0
   Depreciation expense                                 16,500           18,731            11,871
   Amortization expense                                 68,690           85,122           106,416
   Investment banking expense                                0           55,254                 0
   Other expense                                           913            2,961             6,370
                                                    __________       __________        __________

       Operating, general and
         administrative expenses                    $  242,995       $  530,951        $  450,133
                                                    __________       __________        __________

             Operating (loss)                       $ (220,645)      $ (419,394)       $ (363,206)

Non-operating income (expense);
   Other income (expense)                           $  (15,260)      $  (17,927)       $   (3,500)
                                                    __________       __________        __________


             Net (loss) before income taxes         $ (235,905)      $ (437,321)       $ (366,706)

Federal and state income taxes                      $        0       $        0        $        0
                                                    __________       __________        __________

         Net (loss)                                 $ (235,905)      $ (196,261)       $ (191,287)
                                                    ==========       ==========        ==========


         Net (loss) per share                       $    (0.03)      $    (0.06)       $    (0.06)
                                                    ==========       ==========        ==========

         Average Number of Shares
         of Common Stock Outstanding                 9,161,815        6,873,062         6,223,300
                                                    ==========       ==========        ==========


         See Accompanying Notes to Consolidated Financial Statements.




                                INETEVENTS, INC.
                        Consolidated Statement of changes
                             in stockholders' equity


                                            Common Stock            Additional
                                       _______________________       Paid-In        Accumulated
                                        Shares          Amount       Capital         (Deficit)
                                       _________       _______      __________      ___________

Balance, December 31, 2000             6,784,000       $ 3,392      $  590,940      $  (557,236)

Sale of common stock                      97,500            48          84,952
Issuance of common stock for
    repayment of note payable              5,000             3           4,997
Exercise of options                      100,000            50
Issuance of warrants                                                    55,254
Net (loss), December 31, 2001                                                          (437,321)
                                       _________       _______      __________      ___________

Balance, December 31, 2001             6,986,500       $ 3,493      $  736,143         (994,557)

Sale of common stock                     200,000           100          19,900
Issuance of common stock for
    repayment of note payable and
    accrued interest                   3,474,000         1,737         383,834
Issuance of common stock for
    services rendered                    500,000           250          49,750
Sale of common stock                     100,000            50           9,950
Net (loss) December 31, 2002                                                           (235,905)
                                       _________       _______      __________      ___________

Balance, December 31, 2002             11,260,500      $ 5,630      $1,199,577      $(1,230,426)
                                       =========       =======      ==========      ===========



         See Accompanying Notes to Consolidated Financial Statements.




                                INETEVENTS, INC.
                      CONSOLIDATED Statements of Cash flows



                                                                               December 31,      December 31,     December 31,
                                                                                   2002              2001             2000
                                                                               ____________      ____________     ___________

Cash Flows From Operating Activities
Reconciliation of net loss to net cash (used in) operating activities
Net (loss)                                                                      $(235,905)        $(437,321)       $(366,706)
Adjustments to reconcile net (loss) to cash
     (used in) operating activities:
     Depreciation                                                                  16,500            18,731           11,871
     Amortization                                                                  68,690            85,122          106,416
     Bad debts                                                                          0            58,148                0
     Issuance of warrants for banking services                                          0            55,254                0
     Change in assets and liabilities
          (Increase) in accounts receivable                                        (1,018)          (47,587)         (12,543)
          (Increase) decrease in deposits and other                                (1,990)              624            2,376
          Increase in accounts payable and accrued expenses                        24,552            52,772           17,226
          Increase in accrued interest expense                                     17,405            17,810            4,850
                                                                                _________

       Net cash (used in) operating activities                                  $(111,766)        $ 196,447)       $(236,510)


Cash Flows From Investing Activities
       Net borrowings (payments to) related parties                             $       0         $       0        $       0
       Capitalized software development cost                                      (48,000)         (107,381)        (111,930)
       Purchase of equipment                                                         (224)                0           (6,542)
       Purchase of software                                                             0            (1,027)               0
                                                                                _________         _________        _________

       Net cash provided by (used in) investing activities                      $ (48,224)        $(108,408)       $(118,472)

Cash Flows From Financing Activities
       Bank overdraft, net                                                      $  (4,779)        $   4,779        $       0
       Proceeds from loans                                                        135,450           219,000           30,000
       Loan repayment                                                                   0            (8,000)               0
       Proceeds from issuance of common stock                                      30,000            85,000          316,564
       Proceeds from exercise of stock options                                          0                50                0
                                                                                _________         _________        _________

       Net cash provided by financing activities                                $ 160,671         $ 300,829        $ 346,564

       Net increase (decrease) in cash                                          $     681         $  (4,026)       $  (8,417)
       Cash and cash equivalents at beginning of period                                63             4,089           12,506
                                                                                _________         _________        _________

       Cash and cash equivalents at end of period                               $     744         $      63        $   4,089
                                                                                =========         =========        =========


Supplemental disclosure of cash flow information:
         Conversion of accounts payable for 450,000 shares common stock         $ 500,000         $  50,000        $       0
                                                                                =========         =========        =========
         Conversion of accrued interest for no shares common stock              $  38,171         $       0        $       0
                                                                                =========         =========        =========
         Conversion of note payable for 3,474,000and 50,000 shares
             common stock in 2002 and 2001                                      $ 347,400         $   5,000        $       0
                                                                                =========         =========        =========
         Issuance of warrants for investment banking services                   $       0         $  55,254        $       0
                                                                                =========         =========        =========



See Accompanying Notes to Consolidated Financial Statements.

                                       F-5

                                INETEVENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


Note 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

iNetEvents, Inc. and Subsidiary (the "Company") develops and maintains software to be used for tradeshow and event management purposes. The Company provides hosting services to its customers via the internet. The Company charges a fee for this service and also receives income based on the number of registrations for the specific event. In addition, the Company may provide consulting services to its customers. The Company has not sold its software to its customers, but may do so in the future. Such a sale may include the sale of certain support services

iNetEvents, Inc, (the "Company") (formerly Summit World Ventures, Inc.) was incorporated on December 18, 1986 under the laws of the State of Delaware to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. Prior to July 28, 2000, the Company was in the developmental stage and could be defined as a "shell" company, whose sole purpose was to locate and consummate a merger or acquisition with a private entity, and it did not have any operations. On July 28, 2000, the Company acquired iNetEvents, Inc., a Nevada corporation ("iNetEvents Nevada") and commenced operations. iNetEvents Nevada, was incorporated in Nevada on February 3, 1999.

A SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES IS AS FOLLOWS:

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2002.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of accounts receivable and loans payable. The fair value of the Company's financial instruments approximates the carrying value of the instruments.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method of depreciation over estimated useful lives ranging from 3 to 7 years.

SOFTWARE DEVELOPMENT COSTS

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. This pronouncement identifies the characteristics of internal use software and provides guidance on new cost recognition principles. The Company develops software to be used for tradeshow and event management

                                INETEVENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 4.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

purposes. Software costs associated with upgrades and enhancements that lead to additional functionality of the software are considered in the "application development stage." These costs are capitalized and amortized over a two-year estimated life. Software costs associated with planning of new software ("preliminary project stage" costs) and maintaining current software ("operation stage" costs) are expensed as incurred.

REVENUE RECOGNITION

The Company recognizes revenue from hosting services when a set-up fee is charged to customers at the initiation of the service. Hosting fees after initiation of the service are recognized on a monthly basis for services provided. Hosting service contracts have a short duration of a few months.

Revenue from registration is recognized as registrations occur.

Revenues from consulting services are recognized as services are provided.

ADVERTISING

Advertising costs are charged to operations as incurred. Advertising costs for the years ended December 31, 2002, 2001 and 2000 were $3,500, $13,690, and $55,538, respectively.

INCOME TAXES

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "ACCOUNTING FOR INCOME TAXES." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" was issued. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test nine months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company believes that SFAS 142 will have no impact on its financial position and results of operations.

                                INETEVENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain amounts in the 2001 and 2000 financial statements have been reclassified to be consistent with the presentation used in 2002.

NOTE 2.  STOCKHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 100,000,000 shares of common stock with par value of $0.0005 and 10,000,000 shares of serial preferred stock. The company had stock issued and outstanding on December 31, 2002, 2001 and 2000 of 11,250,600, 6,986,500 and 6,784,000 shares, respectively. The
Company has not issued any preferred stock.

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

                                INETEVENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 5.  STOCKHOLDERS' EQUITY (CONTINUED)

During 2002 and 2001, the Company sold and issued the following shares of common stock:


                          2002                                    2001
          ____________________________________    ____________________________________

          Shares sold        Price       Total    Shares sold        Price       Total
           and issued    per share    Proceeds     and issued    per share    Proceeds
          ___________    _________    ________    ___________    _________    ________

            300,000        $ .10      $ 30,000
                                                    25,000         $ .50        12,500
                                                    72,500          1.00        72,500
          ___________                 ________    ___________                 ________
            300,000                   $ 30,000      97,500                    $ 85,000
          ===========                 ========    ===========                 ========


On June 30, 2002, the Company entered into agreements to convert some of its long-term debts from shareholders and accounts payable to a consultant into stock. The Company issued 3,474,000 shares valued at $0.10 per share to shareholders for $347,400 in debt and 38,171 in accrued interest. The consultant received 450,000 in lieu of accounts payable of $45,000. In 2001, 5,000 shares were issued as repayment of $5,000 of a loan payable and 100,000 shares were issued in accordance with founders options exercised at $0.0005.

NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "EARNINGS PER SHARE." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding. Weighted average number of shares outstanding for the years ended December 31, 2002, 2001 and 2000 was 9,161,815, 6,873,062, and 6,223,300 respectively. As of December 31, 2002, 2001, and 2000 the Company had no dilutive potential common shares.

NOTE 3.  BUSINESS CONCENTRATIONS

Substantially all of the Company's communication hardware and certain computer hardware operations are located in the Company's leased facility in Los Angeles, California. There can be no assurance that a system failure would not adversely affect the performance of the Company's services.

The Company's success is highly dependent upon the management talent and experience of Brandon Stauber, the President and CEO of the Company. The loss of Mr. Stauber could have a material adverse impact on the Company's business.

Two customers represented approximately 85% and 81% of total revenue for the year ended December 31, 2002 and 2001 respectively. The Company markets it services nationwide, but has not yet developed a diversified customer base.

                                INETEVENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


Note 4.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2002 and 2001:

                                            2002             2001
                                        ________         ________

Furniture                               $  4,122         $  4,122
Software                                  16,263           16,263
Computers and equipment                   59,845           59,621
                                        ________         ________

                                          80,230           80,006
Less: accumulated depreciation            61,131           44,631
                                        ________         ________

                                        $ 19,099         $ 35,375
                                        ========         ========

Note 5.  CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized software development cost consists of the following at December 31, 2002 and 2001:

                                            2002             2001
                                        ________         ________

Cost                                    $341,832         $293,832
Less: accumulated amortization           281,986          213,296
                                        ________         ________

                                        $ 59,846         $ 80,536
                                        ========         ========

Note 6.  LOANS PAYABLE


At December 31, 2002 and 2001, loans payable consists of the following:

                                                               2002             2001
                                                           ________         ________

Loans payable to a stockholder, unsecured, payable
on demand at principal plus 10% interest per annum         $ 45,750         $151,000

Loans payable to a stockholder, unsecured, payable
on demand at principal plus 10% interest per annum            5,000           77,500

Loans payable to a stockholder, unsecured, payable
on demand at principal plus 10% interest per annum            8,300                0

Loans payable to a stockholder, secured by computer
equipment, payable on demand at principal plus
10% interest per annum                                            0           25,000




                                INETEVENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


Note 6.  LOANS PAYABLE (CONTINUED)

Loans payable to a nonstockholder, secured by
computer equipment, payable on demand at
principal plus 10% interest per annum                             0           17,500
                                                           ________         ________

Totals                                                     $ 59,050         $271,000
                                                           ========         ========


Note 7.  INCOME TAXES

At December 31, 2002 and 2001, the income tax effect of temporary differences between financial and tax reporting gives rise to the deferred income tax assets as follows:

                                                  2002             2001
                                              _________        _________

       Net operating loss carryforward        $ 230,000        $380,000
       Less: valuation allowance               (230,000)       (380,000)
                                              _________        ________
                                              $      0         $      0
                                              =========        =========


At December 31, 2002, the Company has federal net operating loss carryforwards and carrybacks of approximately $1,190,000 that expire through 2022. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The amount that the Company can utilize from its federal and state net operating loss carryforwards will be subject to annual limitations due to change of ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management believes that a valuation allowance equal to deferred tax assets is necessary at December 31, 2002 and 2001.


Note 8.  WARRANTS AND OPTIONS

SFAS No. 123 establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. SFAS 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" with pro forma disclosures of net income as if the fair value method had been applied. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.


The Company had entered into an agreement with an investment banker whereby the investment banker will seek candidates for the Company to acquire or merge with. The agreement expired on December 2002. The agreement requires the Company to issue warrants to the investment banker for 5% of the Company's outstanding common stock upon the closing of such a transaction. During the year ended
December 31, 2001, the Company issued warrants to the investment banker to purchase 204,645 shares of common stock as compensation for services rendered. Those warrants were valued using the Black-Sholes pricing model at $0.27 each. Accordingly, an expense was recorded for $55,254.

                                INETEVENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


Note 8.  WARRANTS AND OPTIONS (CONTINUED)

The Company had warrants outstanding as of December 31, 2002 and 2001 as follows:

                                                          2002             2001
                                                      ________         ________

Number of warrants expiring July 31, 2006               68,215           68,215
Number of warrants expiring October 31, 2006           136,430          136,430
                                                      ________         ________

Totals                                                $204,645         $204,645
                                                      ========         ========

All of the warrants have an exercise price of $0.65 per share and were issued for consulting services. The fair value of these warrants was $0.27 and a total of $55,254 was expenses to consulting services in 2001.

As of December 31, 2002 there were no employee stock options outstanding and the company does not have a formal option plan.

Note 9.  COMMITMENTS AND CONTINGENCIES

Operating lease: The Company leases office space a non-cancelable operating lease that expired April 2002. The monthly lease expense approximates $2,600. Total lease expense for the years ended December 31, 2002, 2001, and 2000 approximated $27,034, $32,000, and $28,000 respectively. The Company continued the lease on a month-to-month basis after its expiration.

Note 10. SUBSEQUENT EVENTS

On January 16, 2003, the Company entered into a "Plan and Agreement of Reorganization" ("Plan") with International Card Establishment ("ICE"), a Nevada corporation. The Company will acquire all outstanding stock of ICE in exchange for fourteen millions (14,000,000) shares of stock of the Company. It is the intention of the Company and ICE that the transaction constitute a tax-free "reorganization" as defined in the Internal Revenue Code of 1986, as amended.

Note 11. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. It is the intent of the Company to seek additional investment through stock sales and the private placement described in Note 3 to expand operations. Until that time, the stockholders, officers, and directors have committed to advancing the operating costs of the company.

                                INETEVENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


Note 11. GOING CONCERN (CONTINUED)


Significant Operating Losses: The Company had a cumulative net loss of $1,230,462 from the date of inception to December 31, 2002. To conserve its resources, the Company has significantly reduced its staff to a minimum and reduced capital expenditures. The Company anticipates that it will continue to experience losses.

Significant Capital Requirements: The Company's capital requirements have been and will continue to be significant. At December 31, 2001, the Company had cash and cash equivalents of $744 and negative working capital of $104,200. The Company will need additional financing, which the Company may raise through the private placement of its securities. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND ACCOUNTING AND FINANCIAL DISCLOSURE.

                  On November 19, 2002, the accounting firm of Good Swartz Brown & Berns, LLP resigned from our audit responsibilities. We have engaged Kyle L. Tingle, certified public accountant, as the successor accountant for Registrant.

                  During our two most recent fiscal years and any subsequent interim period prior to the resignation of Good Swartz

Brown & Berns, LLP, we (or someone on our behalf) has not consulted with Kyle
L. Tingle, or any other auditor, regarding any accounting or audit concerns, to include, but not by way of limitation, those stated in Item 304(a)(2) of Regulation S-B.

                  During our two most recent fiscal years, we are not aware of any disagreements with our former accountant, whether resolved or not resolved, on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to said accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreements(s) in connection with its report.

                   During the period covered by the most recent audit report and for the prior periods covered by said report, we had recurring losses from operations, a working capital deficit and an accumulated deficit which raised and resulted in the former accountants qualifying its opinion to indicate that this raised substantial doubt about our ability to continue as a going concern. Our plans as to these matters were described in Note 1 to the financial statements and the consolidated financial statements did not include any adjustments that might result from the outcome of said uncertainty.

                  We have agreed to provide an amendment to a Form 8-K filed on January 31, 2003 or the Form 8-K filed on December 19, 2002, to comply with Item 304(a)(1), including compliance with Item 304(a)(3), of Regulation S-K, Section 229.304(a)(10) and (a)(3) of said chapter, and the related instructions to Item 304, if required, to include a dated letter from the former accountants stating whether they agree with the statements made in this Item 4 of the Form 8-K and if not, stating the reasons why they do not agree.

                  We have no disagreements with our auditor regarding accounting and financial disclosures.

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

                  The members of our board of directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors. Prior to March 31, 2003, Rohit K. Shuka resigned from our board of directors. We have three vacancies on our board of directors. Information as to our directors and executive officers is as follows:

                  Name                    Age             Position
                  ______________________________________________________________

                  Brandon Stauber         31              President and Director

                  Robert Thompson         29              Secretary and Director


                  The principal occupation and business experience during the last five years for each of our present directors and executive officers are as follows:

                  BRANDON STAUBER

                  Brandon Stauber is the President and a Director. Mr. Stauber is the founder, president and CEO of iNetEvents, Inc., prior to founding iNetEvents, Mr. Stauber was the director of marketing for Galatia, Inc., a Silicon Valley Internet start-up that focused on the development of custom e-commerce applications. Mr. Stauber has also served as vice president of marketing of DirectNet (an Omnetrix Company), the third provider of commercial Internet services in Los Angeles. Before working at DirectNet, Mr. Stauber was the associate director for the Los Angeles Regional Technology Alliance, a not-for-profit organization that provided business and entrepreneurial-consulting services to Los Angeles' high-tech and Internet community. Mr. Stauber completed his graduate studies at the University of Southern California, receiving his Master of Public Policy with an emphasis in economic decision making and international policy.

                  ROBERT THOMPSON

                  Robert Thompson is the Secretary and a Director. Mr. Thompson has spent the last five years as a computer-programming consultant. He specialized in the implementation of enterprise resource planning (ERP) software and EDI systems. Mr. Thompson brings a wide range of programming experience to iNetEvents including Java, C++, SQL and other database technologies. Mr. Thompson is a graduate of the University of North Texas.

                  The officers and directors may be deemed parents and promoters of the Company as the Securities Act of 1933 defines those terms, as amended. All directors hold office until the next annual stockholders' meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified. Officers of the Company serve at the will of the board of directors.

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

Name and
Principal Position                   Year                        Salary
______________________               ____                        __________

Brandon Stauber,                     2000                        $ 6,750.00
Director and President               2001                         26,629.13
                                     2002                         40,750.00

Robert Thompson,                     2000                        $32,961.49
Director and Secretary               2001                         52,433.27
                                     2002                         61,000.00

Rohit F. Shulka, Director            2000                             0
                                     2001                             0
                                     2002                             0


                  During 1999 and through December 31, 2000, Mr. Stauber was also reimbursed approximately $13,185 for business expenses he incurred.

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

                  Name and                  Amount and
                  Address of                Nature of
                  Beneficial                Beneficial           Percent
Title of Class       Owner                    Owner              of Class
_________________________________________________________________________

Common          Brandon Stauber             1,680,000            15.00%
                500 S. Sepulveda Blvd.,
                Suite 311
                Los Angeles, CA 90049

Common          Ronald J. Stauber           2,141,928            19.00%
                1880 Century Park East
                Suite 300
                Los Angeles, CA 90067

Common          Robert Thompson               325,000             2.90%
                8882 Carson Street
                Culver City, CA  90232

                  The total of our outstanding Common Shares are held by 37 equity holders (including Cede & Co. - "street" held securities with approximately 50 active certificates).

                  (b)      Security Ownership of Management.

                  The following table sets forth the ownership for each class of our equity securities owned beneficially and of record by all directors and officers of the Company.

                  Name and                  Amount and
                  Address of                Nature of
                  Beneficial                Beneficial           Percent
Title of Class     Owner                     Owner               of Class
_________________________________________________________________________

Common          Brandon Stauber             1,680,000            15.0%
                500 South Sepulveda Blvd.,
                Suite 311
                Los Angeles, CA 90049

Common          Robert Thompson               325,000             2.9%
                8882 Carson Street
                Culver City, CA 90232

Common          Rohit K. Shukla                     -               -
                746 West Adams Boulevard
                Los Angeles, CA 90089

Common          All Officers and            2,025,000            17.9%
                Directors as a Group
                (Three [3] individuals)



                  Prior to March 31, 2003, Rohit K. Shukla resigned as a director.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  Ronald J. Stauber, the father of Brandon Stauber, has lent us funds in the sum of $156,000 as of December 31, 2002. In addition, Ronald J. Stauber provides us the office space without cost. Further, on or about June 28, 2002, we sold and issued to Ronald J. Stauber 2,284,000 shares of Common Stock for cash or in cancellation of indebtedness for the total sum of $228,400. Said issuance was part of a total issuance of 3,774,000 shares of Common Stock to four (4) purchasers. The price paid by all purchasers was above the then current market price for the shares of Common Stock. All of said shares were issued in reliance upon an exemption from registration afforded by Section 4(2) under the Securities Act of 1933, as amended. Ronald J. Stauber currently owns a total of 2,141,928 shares of Common Stock.

                  Except as stated above, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

                  The following report, with exhibit, on Form 8-K is incorporated herein by reference.

                  1.  Form 8-K filed on January 31, 2003.

                  The following documents are filed as part of this report:

                  23.1  Consent of Kyle Tingle, CPA.
                  99.1  Certification of Brandon Stauber
                  99.2  Certification of Brandon Stauber

                                   SIGNATURES

          Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: April 15, 2003                INETEVENTS, INC.


                                    By: /s/ BRANDON STAUBER
                                        ___________________
                                        Brandon Stauber
                                        President

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: April 15, 2003                INETEVENTS, INC.


                                    By: /s/ BRANDON STAUBER
                                        ___________________
                                        Brandon Stauber
                                        President

                                  CERTIFICATION

I, Brandon Stauber, as the Chief Executive Officer of INETEVENTS, INC., certify that:

1.  I have reviewed this annual report on Form 10-KSB of INETEVENTS, INC.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  April 15, 2003                                  /s/ BRANDON STAUBER
                                                       _________________________
                                                        Brandon Stauber
                                                        Chief Executive Officer
                                                        INETEVENTS, INC.

                                  CERTIFICATION

I, Brandon Stauber, as the Chief Financial Officer of INETEVENTS, INC., certify that:

1.  I have reviewed this annual report on Form 10-KSB of INETEVENTS, INC.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  April 15, 2003                               /s/ BRANDON STAUBER
                                                    ___________________________
                                                        Brandon Stauber
                                                        Chief Financial Officer
                                                        INETEVENTS, INC.