Form 10QSB
period 2003-03-31
INETEVENTS INC
filed 2003-05-20
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

                                       OR

/  / TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 000-33129


                                INETEVENTS, INC.
                               -----------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

              DELAWARE                         95-4581903
   ---------------------------------          ------------
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)          Identification No.)



 1880 CENTURY PARK EAST, SUITE 300
       LOS ANGELES, CA                           90067
---------------------------------               --------
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

         At March 31, 2003, there were outstanding 11,260,500 shares of the

         Registrant's Common Stock, $.0005 par value.


Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION

Item I.   Financial Statements

                                 INETEVENTS, INC.

                          CONSOLIDATED FINANCIAL REPORT


                                 MARCH 31, 2003
                                   (REVIEWED)
                                DECEMBER 31, 2002

                                INETEVENTS, INC.

                                    CONTENTS







INDEPENDENT  ACCOUNTANT'S REPORT ON THE CONSOLIDATED  FINANCIAL
STATEMENTS                                                                   F-1
________________________________________________________________________________

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets                                               F-2

   Consolidated Statements of Income                                         F-3

   Consolidated Statements of Stockholders' Equity                           F-4

   Consolidated Statements of Cash Flows                                     F-5

   Notes to Consolidated Financial Statements                          F-6 - F-7
________________________________________________________________________________

                         INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors
INetEvents, Inc.
Las Vegas, Nevada

We have reviewed the accompanying condensed consolidated statement of financial position of iNetEvents, Inc and subsidiary (the "Company") as of March 31, 2003, and the related condensed consolidated financial statements of operations shareholders' equity and cash flows for the three-month period ended March 31, 2003. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company has suffered recurring losses from operations and has net cash flow deficiency. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 5. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.








Kyle L. Tingle, CPA, LLC
May 19, 2003

Henderson, Nevada

                                INETEVENTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  March 31,         December 31,
                                                       2003                 2002
                                              _____________        _____________
                                                (Reviewed)

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                $       4,489        $         744
     Accounts receivable                              3,335                3,000
     Deposits and other                               2,080                4,080
                                              _____________        _____________

         Total current assets                 $       9,904        $       7,824

PROPERTY AND EQUIPMENT, NET                   $      15,923        $      19,099

CAPITALIZED SOFTWARE DEVELOPMENT
COSTS, NET                                    $      50,398        $      59,846
                                              _____________        _____________

         Total assets                         $      76,225        $      86,769
                                              =============        =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses    $      32,438               37,480
     Accrued interest expense                         3,685                1,894
     Notes payable, stockholders                     78,650               59,050
                                              _____________        _____________

         Total current liabilities            $     114,773        $      98,424

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock: $.0005 par value;
     authorized 100,000,000 shares;
     issued and outstanding
     11,260,500 shares at December 31, 2002;                       $       5,630
     11,260,500 shares at March 31, 2003      $       5,630
     Additional paid in capital                   1,199,577            1,199,577
     Accumulated deficit                         (1,243,755)         (1,216,862)
                                              _____________        _____________


         Total stockholders' equity (deficit) $     (38,548)       $    (11,655)
                                              _____________        _____________

              Total liabilities and
              stockholders' equity            $      76,225        $      86,769
                                              =============        =============




See Accompanying Notes to Condensed Consolidated Financial Statements.

                                INETEVENTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (REVIEWED)



                                                    For the three months ended
                                                              March 31,
                                                           2003             2002
                                                  _____________    _____________

Revenues                                          $      16,957     $      6,277
Operating, general and administrative expenses
  Selling, general and administrative             $      17,630     $     59,203
          Depreciation expense                            2,870            4,125
          Amortization expense                           20,848           21,476
                                                  _____________    _____________

            Operating, general and
             administrative expenses              $      41,348     $     84,804
                                                  _____________    _____________

             Operating (loss)                     $     (24,391)    $   (78,527)

Non-operating income (expense);
  Other income (expense)                          $      (2,502)    $      (448)
                                                  _____________    _____________

             Net (loss) before income taxes       $     (26,893)    $   (78,975)

Federal and state income taxes                    $           0     $          0
                                                  _____________    _____________

             Net (loss)                           $     (26,893)    $   (78,975)
                                                  ==============    ============

             Net (loss) per share                 $      (0.00)     $     (0.01)
                                                  =============     ============

             Average Number of Shares
             of Common Stock Outstanding             11,260,500        6,986,500
                                                  =============     ============




     See Accompanying Notes to Condensed Consolidated Financial Statements.



                                INETEVENTS, INC.
                        CONDENSED CONSOLIDATED STATEMENT
                       OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (REVIEWED)


                                                                                   Additional
                                           Common Stock              Paid-In       Accumulated
                                       Shares        Amount          Capital      (Deficit)           Total
                                  _______________  ____________   ______________   ____________  ____________

Balance, December 31, 2001             6,986,500  $       3,493    $    736,143   $   (994,557)  $   (254,921)

Sale of common stock                     200,000            100          19,900              -         20,000
Issuance of common stock for
  repayment of note payable and
  accrued interest                     3,474,000          1,737         383,834              -        385,571
Issuance of common stock for
services rendered                        500,000            250          49,750              -         50,000
Sale of common stock                     100,000             50           9,950              -         10,000
Net loss, December 31, 2002                                                           (222,305)      (222,305)
                                  _______________  ____________   ______________   ____________  ____________

Balance, December 31, 2002            11,260,500  $       5,630    $  1,199,577  $  (1,216,862)  $    (11,655)

Net loss, March 31, 2003                                                               (26,893)       (26,893)
                                  _______________  ____________   ______________   ____________  ____________

Balance, March 31, 2003               11,260,500  $       5,630     $ 1,199,577  $  (1,243,755)  $    (38,548)
                                  ==============  =============     ===========  ==============  =============


     See Accompanying Notes to Condensed Consolidated Financial Statements.


                                INETEVENTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (REVIEWED)

                                                                          For the three months ended
                                                                                  March 31,
                                                                              2003             2002
                                                                         _______________________________
Cash Flows From Operating Activities
Reconciliation of net loss to net cash (used in)
   operating activities
Net loss                                                                  $    (26,893)      $  (78,975)
Adjustments to reconcile net (loss) to cash
  used in operating activities:
  Depreciation and amortization                                                 23,718           25,601
  Loss on sale of assets                                                           265               -
  Change in assets and liabilities
  Increase in accounts receivable                                                 (335)          (1,018)
  (Increase) decrease in deposits and other                                      2,000               -
  Increase (decrease) in accounts payable and accrued expenses                  (5,042)           9,716
  Increase (decrease) in accrued interest expense                                1,791            7,267
                                                                         _______________________________

     Net cash (used in) operating activities                              $     (4,496)      $  (37,409)


Cash Flows From Investing Activities

  Proceeds from sale of equipment                                         $        650       $        -
  Capitalized software development cost                                        (11,400)         (12,000)
  Purchase of equipment                                                           (609)            (224)
                                                                         _______________________________

  Net cash provided by (used in) investing activities                     $    (11,359)      $  (12,224)

Cash Flows From Financing Activities

  Proceeds from loans to stockholders                                     $     21,100       $   51,200
  Repayment on loan                                                             (1,500)              -
  Bank overdraft, net                                                               -            (1,160)
                                                                         _______________________________
  Net cash provided by financing activities                               $     19,600       $   50,040

  Net increase (decrease) in cash                                         $      3,745       $      407
  Cash and cash equivalents at beginning of period                        $        744       $       63
                                                                         _______________________________

  Cash and cash equivalents at end of period                              $      4,489       $      470
                                                                         ===============================



See Accompanying Notes to Condensed Consolidated Financial Statements.

                                INETEVENTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2003 AND DECEMBER 31, 2002

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect the results of operations for iNetEvents, Inc. (the "Company" or "we") and its wholly owned subsidiary and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission (the "SEC") on April 15, 2003. Current and future financial statements may not be directly comparable to the Company's historical financial statements.

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

                                INETEVENTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2003 AND DECEMBER 31, 2002

2. CONTINGENCIES

The Company has experienced operating losses. For the period ended March 31, 2003 the Company had cash and cash equivalents of $4,489 and an accumulated deficit of $1,243,755. To conserve its resources, the Company has significantly curtailed all activities, reduced its staff to a minimum, and reduced capital expenditure. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's significant operating loss, working capital deficit, accumulated deficit and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. The Company has minimum liquidity and access to cash. In order to continue operations, the Company must raise additional equity capital or use debt instruments to continue operations. The Company is currently seeking to raise equity capital to enhance its marketing and sales process. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.


3. EQUITY TRANSACTIONS


On January 16, 2003, the Company entered into a "Plan and Agreement of Reorganization" ("Plan") with International Card Establishment ("ICE"), a Nevada corporation. The Company will acquire all outstanding stock of ICE in exchange for fourteen millions (14,000,000) shares of stock of the Company. It is the intention of the Company and ICE that the transaction constitute a tax-free "reorganization" as defined in the Internal Revenue Code of 1986, as amended. The Plan is expected to close in the second quarter of 2003.

Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation.

                  The revenues in the three months ending March 31, 2003 were $16,957 as compared to the three months ended March 31, 2002 of $6,277 or an increase of $10,680.

                  During the three months ending March 31, 2003, we incurred expenses of $41,348 as compared to the three months ended March 31, 2002 of $84,804 or a decrease of $43,456. These expenses primarily consisted of salary expenses, general operations and marketing expenses.

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

                  We have financed our development during the current quarter through new short term debt. Substantially all of this financing was obtained from related party shareholders. As of March 31, 2003, we incurred $78,650 in new financing.

                  We had $4,489 cash on hand as of March 31, 2003 and $744 as of March 31, 2003.


                  We recognize that we will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from the general operations and research and development. These needs may change upon the closing of the acquisitions described below. There is no assurance that we will be able to obtain additional capital as required or obtain the capital on terms and conditions acceptable to the Company.

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





                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings .................................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ..................................................None
Item 3 -.Defaults by the Company on its
         Senior Securities .................................................None

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



Item 6 - Exhibits and Reports on Form 8-K

         A report a Form 8-K was filed on January 31, 2003.

                  23.1 Consent of Kyle L. Tingle, CPA.
                  99.1 Certification of CEO
                  99.2 Certification of CFO

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2003                             INETEVENTS, INC.


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

Date:  May 20, 2003                                 /s/ BRANDON STAUBER
                                                    ___________________________
                                                        Brandon Stauber
                                                        Chief Executive Officer
                                                        INETEVENTS, INC.

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

Date:  May 20, 2003                                 /s/ BRANDON STAUBER
                                                    ___________________________
                                                        Brandon Stauber
                                                        Chief Financial Officer
                                                        INETEVENTS, INC.