Form 10QSB
period 2003-06-30
INETEVENTS INC
filed 2003-08-19
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

                          OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 000-33129


                                INETEVENTS, INC.
                              --------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

              Delaware                         95-4581903
   ---------------------------------        ------------------
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)          Identification No.)

 300 Esplanade Drive, Suite 1950
       Oxnard, CA                                93030
---------------------------------              ---------
(Address of principal executive offices)       (Zip code)

Issuer's telephone number: (800) 400-0206


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

At June 30, 2003, there were outstanding 11,260,500 shares of the Registrant's Common Stock, $.0005 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION

Item I.   Financial Statements

                                INETEVENTS, INC.

                          CONSOLIDATED FINANCIAL REPORT


                                  JUNE 30, 2003
                                   (REVIEWED)
                                DECEMBER 31, 2002

                                INETEVENTS, INC.

                                    CONTENTS







INDEPENDENT  ACCOUNTANT'S REPORT ON THE CONSOLIDATED  FINANCIAL
STATEMENTS                                                             F-1
--------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets                                         F-2

   Consolidated Statements of Income                                   F-3

   Consolidated Statements of Stockholders' Equity                     F-4

   Consolidated Statements of Cash Flows                               F-5

   Notes to Consolidated Financial Statements                          F-6 - F-7
--------------------------------------------------------------------------------

                         INDEPENDENT ACCOUNTANT'S REPORT


         To the Board of Directors
         INetEvents, Inc.
         Las Vegas, Nevada


         We have reviewed the accompanying condensed consolidated statement of financial position of iNetEvents, Inc and subsidiary (the "Company") as of June 30, 2003, and the related condensed consolidated financial statements of operations shareholders' equity and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.
         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
         Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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








         Kyle L. Tingle, CPA, LLC
         August 18, 2003

         Henderson, Nevada




                                INETEVENTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,         December 31,
                                                                                       2003                  2002
                                                                          -----------------     -----------------
                                                                             (Reviewed)

                                                 ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                            $           2,416     $             744
     Accounts receivable                                                                255                 3,000
     Deposits and other                                                               2,080                 4,080
                                                                          -----------------     -----------------

            Total current assets                                          $           4,751     $           7,824
PROPERTY AND EQUIPMENT, NET                                               $          12,591     $          19,099

CAPITALIZED SOFTWARE DEVELOPMENT
     COSTS, NET                                                           $          29,550     $          59,846
                                                                           ----------------     -----------------

                           Total assets                                   $          46,892     $          86,769
                                                                          =================     =================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                $          33,685                37,480
     Accrued interest expense                                                         5,433                 1,894
     Notes payable, stockholders                                                     78,650                59,050
                                                                          -----------------     -----------------

            Total current liabilities                                     $         117,768     $          98,424

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock: $.0005 par value;
     authorized 100,000,000 shares;
     issued and outstanding
     11,260,500 shares at December 31, 2002;                                                    $           5,630
     11,260,500 shares at June 30, 2003                                   $           5,630
     Additional paid in capital                                                   1,199,577             1,199,577
     Accumulated deficit                                                         (1,276,083)           (1,216,862)
                                                                          ------------------    ------------------

            Total stockholders' deficit                                   $         (70,876)    $         (11,655)
                                                                          ------------------    ------------------

                           Total liabilities and
                           stockholders' deficit                          $          46,892     $          86,769
                                                                          =================     =================


     See Accompanying Notes to Condensed Consolidated Financial Statements.



                                INETEVENTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (REVIEWED)



                                                          For the three months ended              For the six months ended
                                                                     June 30                            June 30,
                                                                2003             2002              2003             2002
                                                       -------------     ------------     -------------     ------------

Revenues                                               $       5,410     $      7,693     $      22,367     $     13,970
Operating, general and administrative expenses
   Selling, general and administrative                 $      11,881     $     67,784     $      29,511     $    127,435
   Depreciation expense                                        2,538            4,125             5,408            8,250
   Amortization expense                                       20,847            9,869            41,695           31,345
                                                       -------------     ------------     -------------     ------------

       Operating, general and
         administrative expenses                       $      35,266     $     81,778     $      76,614     $    167,030
                                                       -------------     ------------     -------------     ------------


             Operating loss                            $     (29,856)    $    (74,085)    $     (54,247)    $   (153,060)

Non-operating income (expense);
   Other expense, net                                  $      (2,472)    $          0     $      (4,974)    $          0
                                                       --------------    ------------     --------------    ------------


             Net loss before income taxes              $     (32,328)    $    (74,085)    $     (59,221)    $   (153,060)

Federal and state income taxes                         $           0     $          0     $           0     $          0
                                                       -------------     ------------     -------------     ------------

         Net loss                                      $     (32,328)    $    (74,085)    $     (59,221)    $   (153,060)
                                                       ==============    =============    ==============    ============


         Net loss per share                            $       (0.00)    $      (0.01)    $       (0.01)    $      (0.02)
                                                       =============     ============     =============     ============

         Average Number of Shares
         of Common Stock Outstanding                      11,260,500        7,140,060        11,260,500        7,063,704
                                                       =============     ============     =============     ============


     See Accompanying Notes to Condensed Consolidated Financial Statements.



                                INETEVENTS, INC.
                        CONDENSED CONSOLIDATED STATEMENT
                       OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (REVIEWED)


                                                                                          Additional
                                           Common Stock                   Paid-In        Accumulated
                                       Shares          Amount             Capital         (Deficit)         Total
                                  --------------    -------------     ------------    ---------------    -------------


Balance, December 31, 2001             6,986,500    $       3,493     $    736,143     $    (994,557)    $   (254,921)

Sale of common stock                     200,000              100           19,900                 -           20,000
Issuance of common stock for
    repayment of note payable and
    accrued interest                   3,474,000            1,737          383,834                 -          385,571
Issuance of common stock for
    services rendered                    500,000              250           49,750                 -           50,000
Sale of common stock                     100,000               50            9,950                 -           10,000
Net loss, December 31, 2002                                                                 (222,305)        (222,305)
                                  --------------    -------------     ------------     --------------    -------------

Balance, December 31, 2002            11,260,500    $       5,630     $  1,199,577     $  (1,216,862)    $    (11,655)

Net loss, June 30, 2003                                                                      (59,221)         (59,221)
                                  --------------    -------------     ------------     --------------    -------------

Balance, June 30, 2003                11,260,500    $       5,630     $  1,199,577     $  (1,276,083)    $    (70,876)
                                  ==============    =============     ============     ==============    =============



     See Accompanying Notes to Condensed Consolidated Financial Statements.




                                INETEVENTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (REVIEWED)

                                                                                           For the six months ended
                                                                                                     June 30,
                                                                                               2003             2002
                                                                                      ------------------------------
Cash Flows From Operating Activities
Reconciliation of net loss to net cash used in
   operating activities

Net loss                                                                              $     (59,221)    $    (153,060)
Adjustments to reconcile net loss to cash
     used in operating activities:
     Depreciation and amortization                                                           47,103            39,595
     Loss on sale of assets                                                                     760                 -
     Change in assets and liabilities
          (Increase) decrease in accounts receivable                                          2,745            (1,341)
          (Increase) decrease in deposits and other                                           2,000            (1,990)
          Increase (decrease) in accounts payable and accrued expenses                       (3,795)           32,681
          Increase in accrued interest expense                                                3,539            15,771
                                                                                      --------------    --------------

       Net cash (used in) operating activities                                        $      (6,869)    $     (68,344)


Cash Flows From Investing Activities

       Proceeds from sale of equipment                                                $         950     $           -
       Capitalized software development cost                                                (11,400)          (24,000)
       Purchase of equipment                                                                   (609)             (224)
                                                                                      --------------    --------------

       Net cash used in investing activities                                          $     (11,059)    $     (24,224)

Cash Flows From Financing Activities

       Proceeds from sale of common stock                                             $           -     $      20,000
       Proceeds from loans to stockholders                                                   21,100            83,200
       Repayment on loan                                                                     (1,500)                -
       Bank overdraft, net                                                                        -            (4,779)
                                                                                      -------------     --------------

       Net cash provided by financing activities                                      $      19,600     $      98,421

       Net increase in cash                                                           $       1,672     $       5,853
       Cash and cash equivalents at beginning of period                               $         744     $          63
                                                                                      --------------    --------------

       Cash and cash equivalents at end of period                                     $       2,416     $       5,916
                                                                                      ==============    ==============


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                                INETEVENTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect the results of operations for iNetEvents, Inc. (the "Company" or "we") and its wholly owned subsidiary and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission (the "SEC") on April 15, 2003. Current and future financial statements may not be directly comparable to the Company's historical financial statements.

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

                                INETEVENTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

2. CONTINGENCIES

The Company has experienced operating losses. For the period ended June 30, 2003 the Company had cash and cash equivalents of $2,416 and an accumulated deficit of $1,276,083. To conserve its resources, the Company has significantly curtailed all activities, reduced its staff to a minimum, and reduced capital expenditure. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's significant operating loss, working capital deficit, accumulated deficit and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. The Company has minimum liquidity and access to cash. In order to continue operations, the Company must raise additional equity capital or use debt instruments to continue operations. The Company is currently seeking to raise equity capital to enhance its marketing and sales process. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.


3. EQUITY TRANSACTIONS


On January 16, 2003, the Company entered into a "Plan and Agreement of Reorganization" ("Plan") with International Card Establishment ("ICE"), a Nevada corporation. The Company will acquire all outstanding stock of ICE in exchange for fourteen millions (14,000,000) shares of stock of the Company. It is the intention of the Company and ICE that the transaction constitute a tax-free "reorganization" as defined in the Internal Revenue Code of 1986, as amended. The Plan closed on July 28, 2003.

                     INTERNATIONAL CARD ESTABLISHMENT, INC.


                              FINANCIAL STATEMENTS
                                   (REVIEWED)
                                  JUNE 30, 2003

                     INTERNATIONAL CARD ESTABLISHMENT, INC.


                                    CONTENTS







INDEPENDENT ACCOUNTANT'S REPORT ON
THE FINANCIAL STATEMENTS                                               F-10
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Balance Sheet                                                        F-11

   Statement of Income                                                  F-12

   Statement of Stockholders' Equity                                    F-13

   Statement of Cash Flows                                              F-14

   Notes to Financial Statements                                     F-15 - F-26
--------------------------------------------------------------------------------

                         INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors
International Card Establishment, Inc.
Oxnard, California


We have reviewed the accompanying condensed consolidated statement of financial position of International Card Establishment, Inc. (the "Company") as of June 30, 2003, and the related condensed consolidated financial statements of operations shareholders' equity and cash flows for the three-month and six-month periods ended June 30, 2003. These financial statements are the responsibility of the Company's management.

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






Kyle L. Tingle, CPA, LLC


August 18, 2003
Henderson, Nevada



                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                                  BALANCE SHEET
                                   (REVIEWED)

                                                        June 30,        December 31,
                                                          2003              2002
                                                        ---------       ------------

                                     ASSETS

CURRENT ASSETS
     Accounts receivable, trade                         $  36,337        $ 103,663
     Other receivables                                      7,500                0
     Inventory                                              7,896                0
        Prepaid assets                                      3,599            8,543
                                                        ---------        ---------
            Total current assets                           55,332          112,206
                                                        ---------        ---------


FIXED ASSETS, Net                                       $   5,057        $       0
                                                        ---------        ---------

                   Total assets                         $  60,389        $ 112,206
                                                        =========        =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Outstanding checks in excess of bank balance       $  41,676        $  20,583
     Accounts payable                                      83,768           67,187
     Accrued expenses                                      10,437           16,157
     Wages payable                                         78,990            5,695
                                                        ---------        ---------

            Total current liabilities                   $ 214,871        $ 109,622
                                                        ---------        ---------

STOCKHOLDERS' EQUITY
     Preferred stock:  $.001 par value;
        Authorized 5,000,000 shares; issued
        and outstanding:  no shares at
        December 31, 2002 and June 30,2003
     Common stock: $.001 par value;
        authorized 20,000,000 shares; issued
        and outstanding: 700,000 shares at
        December 31, 2002 and June 30, 2003             $     700        $     700

     Additional paid in capital                            79,300           19,300

     Accumulated deficit                                 (234,482)         (17,416)
                                                        ---------        ---------
            Total stockholders' equity                  $(154,482)       $   2,584
                                                        ---------        ---------

                   Total liabilities and
                   Stockholders' equity                 $  60,389        $ 112,206
                                                        =========        =========


See Accompanying Notes to Financial Statements.



                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                               STATEMENT OF INCOME
                                   (REVIEWED)


                                                     Three months        Six months
                                                    ended June 30,     ended June 30,
                                                         2003               2003
                                                    --------------     --------------

Revenues                                              $  266,198         $  570,548
Less:  sales returns and allowances                      (16,675)           (39,891)
                                                      ----------         ----------
   Net revenue                                        $  249,524         $  530,657


Cost of revenue
   Commissions                                        $   31,336         $   66,652
   Cost of sales                                          44,466             99,488
   Other                                                     150                400
                                                      ----------         ----------
           Cost of revenue                                75,952            166,540

           Gross margin                               $  173,572         $  364,117
                                                      ----------         ----------


Operating, general, and administrative expenses
   Contract labor                                     $  125,752         $  233,519
   Wages and salaries                                     82,591            169,488
   Rent and lease expense                                 25,536             51,071
   Insurance expense                                      19,266             28,051
   Telephone                                              12,316             26,557
   Other expenses                                         37,767             72,497
                                                      ----------         ----------
           Total operating, general,
           and administrative expenses                $  303,228         $  581,183
                                                      ----------         ----------


                Net operating loss                    $ (129,656)        $ (217,066)
                                                      ----------         ----------


   Net loss                                           $ (129,656)        $ (217,066)
                                                      ==========         ==========

   Net loss per share, basic
   and diluted                                        $    (0.19)        $    (0.31)
                                                      ==========         ==========

   Average number of shares
   of common stock outstanding                           700,000             700,000
                                                      ==========         ==========


See Accompanying Notes to Financial Statements.



                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (REVIEWED)


                                           Common Stock                Additional
                                   _____________________________        Paid-In          Accumulated
                                    Shares              Amount          Capital            Deficit           Total
                                                                       ----------        -----------       --------

 Issuance of Common Stock,
    July 28, 2002                   700,000           $      700       $   19,300        $                 $  20,000

 Net loss, December 31, 2002                                                                 (17,416)        (17,416)
                                   --------           ----------       ----------        -----------       ---------
 Balance, December 31, 2002         700,000           $      700       $   19,300        $   (17,416)      $   2,584

 Contribution of capital                                                   60,000                             60,000

 Net loss, June 30, 2003                  -                    -                -           (217,066)       (217,066)
                                   --------           ----------       ----------        -----------       ---------

 Balance, June 30, 2003             700,000           $      700       $   79,300        $  (234,482)      $(154,482)
                                   ========           ==========       ==========        ===========       ========


See Accompanying Notes to Financial Statements.



                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                             STATEMENT OF CASH FLOWS
                                   (REVIEWED)


                                                          Three months       Six months
                                                         ended June 30,     ended June 30,
                                                              2003             2003
                                                         --------------     --------------

Cash Flows From
Operating Activities
    Net loss                                               $   (129,656)      $   (217,066)
    Depreciation and amortization
    Adjustments to reconcile net loss to cash
         used in operating activities:
    Depreciation                                                    189                252
    Changes in assets and liabilities
    Decrease in accounts receivable                              15,145             67,326
    (Increase) decrease in inventory                             16,019             (7,896)
    Increase in other receivables                                     0             (7,500)
    Decrease in prepaid expenses                                 10,471              4,944
    Increase in bank overdraft                                    7,083             21,093
    Increase in accounts payable                                 22,144             16,581
    Increase (decrease) in accrued expenses                      (1,395)            67,575
                                                           ------------       ------------

         Net cash (used in) operating activities           $    (60,000)      $    (54,691)
                                                           ------------       ------------

Cash Flows From Investing Activities
Purchase of equipment                                      $          0       $     (5,309)
                                                           ------------       ------------

         Net cash used in investing activities             $          0       $     (5,309)
                                                           ------------       ------------

Cash Flows From Financing Activities
Contribution of capital                                    $     60,000       $     60,000
                                                           ------------       ------------

         Net cash provided by financing activities         $     60,000       $     60,000
                                                           ------------       ------------

         Net increase in cash                              $          0       $          0

Cash, beginning of period                                  $          0       $          0
                                                           ------------       ------------

Cash, end of period                                        $          0       $          0
                                                           ============       ============


See Accompanying Notes to Financial Statements.

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

International Card Establishment, Inc. ("Company") was organized July 26, 2002 under the laws of the State of Nevada. Operations of the Company began in October 2002. The Company is a provider of diversified products and services to the electronic transaction processing industry, offering merchant accounts for the acceptance and process of credit and debit cards, as well as a proprietary "smart card" based gift and gift and loyalty program.

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2003 and December 31, 2002.

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

REPORTING ON COSTS FOR START-UP ACTIVITIES

Statement of Position 98-5 ("SOP 98-5), "REPORTING ON THE COSTS OF START-UP ACTIVITIES" which provides guidance on the financial reporting of start-up and organization costs, requires most costs of start-up activities and organization costs to be expensed as incurred. With the adoption of SOP 98-5, there has been little to no effect on the Company's financial statements.

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL AND LONG-LIVED ASSETS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value.

The FASB also recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this Standard are not expected to have a significant effect on the Company's financial position or operating results.

REVENUES

The Company provides merchant services and customer support for merchants and other Merchant Services providers. Revenues are recognized as customer services are provided.

The Company provides merchant services to customers for acceptance and processing of electronic payments, and the sales and leasing of related equipment used for the processing of electronic payments. Credit card processing fees are recognized as incurred. Sales and cost of sales of equipment are recognized when the equipment is provided and the customer accepts responsibility for the payment of the equipment. Lease income is recognized on a monthly basis as incurred. For leasing of merchant processing equipment, an allowance of 25% of the current month's leases is recorded. Each month, the allowance is reconciled against collections, recording actual losses to sales allowances.

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company provides web hosting services, merchant services, and customer support for Usestore Worldwide, LLC ("USE") internet customers. Maintenance fees are recognized as incurred. An allowance of 25% of the current month's maintenance fees is recorded. Each month, the allowance is reconciled against collections, recording actual losses to sales allowances.

The Company maintains a gift and loyalty program for numerous merchants. Sales and cost of sales are recorded upon acceptance and payment by customers.

ADVERTISING

Advertising costs are charged to operations as incurred. Advertising costs for the three months and six months ended June 30, 2003 were $12,590 and $18,793, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). Under that interpretation, certain entities known as "Variable Interest Entities" ("VIE") must be consolidated by the "primary beneficiary" of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIE's in which a significant (but not majority) variable interest is held, certain disclosures are required. FIN 46 requires disclosure of Variable Interest Entities in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Company will hold a significant variable interest in, or have significant involvement with, an existing VIE. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46. The measurement principles of this interpretation will be effective for the Company's 2003 financial statements. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 to provide clarification on the financial accounting and reporting for derivative instruments and hedging activities and requires similar accounting treatment for contracts with comparable characteristics. We do not believe the adoption of SFAS 149, effective primarily for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, will have a material effect on our financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 addresses financial accounting and reporting for certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. As required by SFAS 150, we will adopt this new accounting standard effective July 1, 2003. We do not believe the adoption of SFAS 150 will have a material impact on our financial statements.

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 1.  ACCOUNTS RECEIVABLE

Accounts   receivable  and  allowance  for  doubtful  accounts  consist  of  the following:
                                                      June 30,     December 31,
                                                          2003             2002
                                                 -------------    -------------

  Accounts Receivable                            $      37,935    $     111,163

  Less: allowance for doubtful accounts                 (1,698)          (7,500)
                                                 --------------   --------------
                                                 $      36,337    $     103,663
                                                 =============    =============

NOTE 2.  STOCKHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 20,000,000 shares with par value of $0.001. On July 28, 2002, the Company authorized and issued 700,000 shares of common stock in consideration of $20,000 in cash.

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001. No shares of preferred stock are issued or outstanding.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 700,000 during 2003 and since inception. As of June 30, 2003, December 31, 2002 and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

There is no provision for income taxes for the period ended December 31, 2002, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 2002 is as follows:

      Net operating loss carry forward            $           17,416
      Valuation allowance                                     17,416
                                                  ------------------

      Net deferred tax asset                      $                0
                                                  ==================

The net federal operating loss carry forward will expire in 2022. This carry forward may be limited upon the consummation of a business combination under IRC
Section 381.

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 4.  SUBSEQUENT EVENTS

On  January  15,  2003,  the  Company  entered  into a binding  letter of intent
("Letter") with GlobalTech Leasing ("GTL"), a California corporation. GTL provides lease funding for equipment supplied by the Company to its customers, as well as numerous other unrelated merchant service providers. The Company will acquire all outstanding stock of GTL for five million (5,000,000) shares of stock of ICE. It is the intention of the Company and GTL that the transaction constitutes a tax-free "reorganization" as defined in the Internal Revenue Code of 1986, as amended. The transaction is expected to close after the transactions with iNetEvents.

On January 16, 2003, the Company entered into a "Plan and Agreement of Reorganization" ("Plan") with iNet Events ("INET"), a Nevada corporation. The Company exchanged all issued and outstanding stock for fourteen millions (14,000,000) shares of stock of INET. The 14,000,000 shares represents 55.4% of the outstanding stock of INET, establishing a change in control of the INET. It is the intention of the Company and INET that the transaction constitutes a tax-free "reorganization" as defined in the Internal Revenue Code of 1986, as amended. The Company closed the transaction with INET on July 28, 2003. The transaction will be accounted for as a reverse acquisition with International Card Establishment, Inc. the surviving registrant.

On July 30, 2003, the Board of Directors of the consolidated companies approved an amendment to the certificate of incorporation wherein a reverse split of the Company's common stock on a basis of one share for every two issued and outstanding shares was approved. The Board of Directors of the consolidated companies also approved an amendment to the certificate of incorporation for INET to change the Company's name to International Card Establishment, Inc. The amendments are subject to shareholder approval.

The accompanying condensed financial statements illustrate the effect of the "Plan" between INET and the Company on the Company's financial position and results of operations. The pro forma condensed combined balance sheet as of December 31, 2002 and the condensed combined statement of operations for the year then ended are based on the historical balance sheets and statements of operations of INET and the Company as of that date and for the year then ended. The pro forma condensed combined balance sheet as of December 31, 2002 and statement of operations for the year ended December 31, 2002 for INET and the Company assumes the acquisition took place on December 31, 2002.

The pro forma condensed combined financial statements may not be indicative of the actual results of he acquisition and there can be no assurance that the foregoing results will be obtained. In particular, the pro for the condensed combined financial statements are based on management's current estimates of the exchange agreement. The actual results may differ.

The Accompanying pro forma condensed combined financial statements should be read in conjunction with the historical financial statements of iNet Events, Inc. and International Card Establishment, Inc.

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 4.  SUBSEQUENT EVENTS (CONTINUED)

           International Card Establishment, Inc. and iNetEvents, Inc.
            Unaudited Pro Forma Condensed Combined Income Statements
                      For the Year Ended December 31, 2002

                                                                      Historical
                                                         Int'l Card                                Pro Forma
                                                     Establishment    iNetEvents                     Adjustments Pro Forma

         Revenues                                    $     339,647     $      22,350             $           -     $     361,997
         Less:  sales returns and allowances               (41,650)                -                         -           (41,650)
                                                     --------------    -------------             -------------     --------------
         Net revenue                                 $     297,997     $      22,350             $                 $     320,347

         Cost of revenues
                  Commissions                        $      34,402     $           -             $           -     $      34,402
                  Cost of sales                             35,956                 -                         -            35,956
                  Other                                        545                 -                         -               545
                                                     -------------     -------------             -------------     -------------
                                                     $      70,903     $           -             $           -     $      70,903
                                                     -------------     -------------             -------------     -------------


         Gross margin                                $     227,094     $      22,350             $           -     $     249,444

         Operating, general and
                  administrative expenses            $     244,475     $     144,205             $           0     $     388,680
         Amortization                                            -            68,690                         -            68,690
         Depreciation                                            -            16,500                         -            16,500
                                                     -------------     -------------             -------------     -------------

                  Net operating loss                 $     (17,381)    $    (207,045)            $           -     $    (224,426)

         Non-operating expenses
                  Interest expense                             (35)          (15,260)                        -           (15,295)
                                                     --------------    --------------            -------------     --------------

         Net loss                                    $     (17,416)    $    (222,605)            $           -     $    (239,721)
                                                     ==============    ==============            =============     ==============


         Net loss per share, basic and diluted       $      (0.02)     $      (0.02)             $           -     $       (0.01)
                                                     =============     =============             =============     ==============


         Weighted average number of shares                 700,000         9,161,815                         -        23,161,815


                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 4.  SUBSEQUENT EVENTS (CONTINUED)

                                International Card Establishment, Inc. and iNetEvents, Inc.
                                   Unaudited Pro Forma Condensed Combined Balance Sheets
                                                     December 31, 2002

                                                                      Historical
                                                         Int'l Card                                Pro Forma
                                                     EstablishmentiNetEvents                     Adjustments Pro Forma
                        Assets

         Current Assets
                  Cash                               $           -     $         744             $           -     $         744
                  Accounts receivable, net                 103,663             3,000                         -           106,663
                  Prepaid assets and deposits                8,543             4,080                         -            12,623
                                                     -------------     -------------             -------------     -------------

                  Total current assets               $     112,206     $       7,824             $           -     $     120,030

         Property and equipment, net                 $           -     $      19,099             $           -     $      19,099
         Capitalized software development
            costs, net                               $           -     $      59,846             $           -     $      59,846
                                                     -------------     -------------             -------------     -------------


                  Total assets                       $     112,206     $      86,769             $           -     $     198,975
                                                     =============     =============             =============     =============



                      Liabilities and Stockholders' Equity

         Current Liabilities
                  Bank overdraft                     $      20,583     $           -             $           -     $      20,583
                  Accounts payable and
                     accrued expenses                       89,039            39,374                         -           128,413
                  Notes payable, stockholders                    -            59,050                         -            59,050
                                                     -------------     -------------             -------------     -------------

                  Total current liabilities          $     109,622     $      98,424             $           -     $     208,046
                                                     -------------     -------------             -------------     -------------


         Stockholders' Equity

                  Common stock                       $         700     $       5,630    (1)      $      (5,630)    $         700
                  Additional paid-in capital                19,300         1,199,577    (1)         (1,199,577)           19,300
                  Accumulated deficit                     (17,416)       (1,216,862)    (1)         (1,205,207)          (29,071)
                                                     -------------     -------------             --------------    --------------

                                                     $       2,584     $    (11,655)             $           -     $      (9,071)
                                                     -------------     -------------             -------------     --------------


                  Total liabilities and
                  stockholders' equity               $     112,206     $      86,769             $           -     $     198,975
                                                     =============     =============             =============     ==============


                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 4.  SUBSEQUENT EVENTS (CONTINUED)

Notes to Unaudited Pro Forma Combined Condensed Financial Statements

1.       Basis for Pro Forma Presentation

         The unaudited pro forma combined condensed financial statements of International Card Establishment, Inc. have been prepared on the basis of assumptions relating to the Plan and Agreement of Reorganization between iNetEvents, Inc. and International Card Establishment, Inc. and managements best estimates.

2.       Pro Forma Adjustments

         Certain adjustments have been made to the historical financial statements in order to prepare the pro forma financial information as if the transaction had occurred at the beginning of the fiscal period presented. The adjustments are as follows:

                  (1) to eliminate equity of iNetEvents, Inc.


The accompanying condensed financial statements illustrate the effect of the "Plan" between INET and the Company on the Company's financial position and results of operations. The pro forma condensed combined balance sheet as of June 30, 2003 and the condensed combined statement of operations for the six months then ended are based on the historical balance sheets and statements of operations of INET and the Company as of that date and for the period then ended. The pro forma condensed combined balance sheet as of June 30, 2003 and statement of operations for the six months then ended for INET and the Company assumes the acquisition took place on December 31, 2002.

The pro forma condensed combined financial statements may not be indicative of the actual results of he acquisition and there can be no assurance that the foregoing results will be obtained. In particular, the pro for the condensed combined financial statements are based on management's current estimates of the exchange agreement. The actual results may differ.

The Accompanying pro forma condensed combined financial statements should be read in conjunction with the historical financial statements of iNet Events, Inc. and International Card Establishment, Inc.

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 4.  SUBSEQUENT EVENTS (CONTINUED)


                                International Card Establishment, Inc. and iNetEvents, Inc.
                                  Unaudited Pro Forma Condensed Combined Income Statements
                                           For the Six Months Ended June 30, 2003

                                                          Historical
                                                         Int'l Card                                Pro Forma
                                                     Establishment       iNetEvents               Adjustments       Pro Forma

         Revenues                                    $     570,548     $      22,367             $           -     $     592,915
         Less:  sales returns and allowances               (39,891)                -                         -           (39,891)
                                                     --------------    -------------             -------------     --------------
         Net revenue                                 $     530,657     $      22,367             $                 $     553,024

         Cost of revenues
                  Commissions                        $      66,652     $           -             $           -     $      66,652
                  Cost of sales                             99,488                 -                         -            99,488
                  Other                                        400                 -                         -               400
                                                     -------------     -------------             -------------     -------------
                                                     $     166,540     $           -             $           -     $     166,540
                                                     -------------     -------------             -------------     -------------

         Gross margin                                $     364,117     $      22,367             $           -     $     386,484

         Operating, general and
                  administrative expenses            $     580,931     $      29,511             $           0     $     610,442
         Amortization                                            -            41,695                         -            41,695
         Depreciation                                          252             5,408                         -             5,660
                                                     -------------     -------------             -------------     -------------

                  Net operating loss                 $    (217,066)    $     (54,247)            $           -     $    (271,313)

         Non-operating expenses
                  Other expenses, net                            0            (4,974)                        -            (4,974)
                                                     -------------     --------------            -------------     --------------

         Net loss                                    $    (217,066)    $     (59,221)            $           -     $    (276,287)
                                                     ==============    ==============            =============     ==============


         Net loss per share, basic and diluted       $      (0.31)     $      (0.00)             $           -     $       (0.01)
                                                     =============     =============             =============     ==============


         Weighted average number of shares                 700,000        11,260,500                         -     25,260,500



                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE 4.  SUBSEQUENT EVENTS (CONTINUED)


                                International Card Establishment, Inc. and iNetEvents, Inc.
                                   Unaudited Pro Forma Condensed Combined Balance Sheets
                                                       June 30, 2003

                                                                      Historical
                                                         Int'l Card                                Pro Forma
                                                     Establishment      iNetEvents                 Adjustments       Pro Forma
                        Assets
         Current Assets
                  Cash                               $           -     $       2,416             $           -     $       2,416
                  Accounts receivable, net                  36,337               255                         -            36,592
                  Other receivables                          7,500                 -                         -             7,500
                  Inventory                                  7,896                 -                         -             7,896
                  Prepaid assets and deposits                3,599             2,080                         -             5,679
                                                     -------------     -------------             -------------     -------------

                  Total current assets               $      55,332     $       4,751             $           -     $      60,083

         Property and equipment, net                 $       5,057     $      12,591             $           -     $      17,648
         Capitalized software development
            costs, net                               $           -     $      29,550             $           -     $      29,550
                                                     -------------     -------------             -------------     -------------


                  Total assets                       $      60,389     $      46,892             $           -     $     107,281
                                                     =============     =============             =============     =============



                      Liabilities and Stockholders' Equity

         Current Liabilities
                  Bank overdraft                     $      41,676     $           -             $           -     $      41,676
                  Accounts payable and
                     accrued expenses                      173,195            39,118                         -           212,313
                  Notes payable, stockholders                    -            78,650                         -            78,650
                                                     -------------     -------------             -------------     -------------

                  Total current liabilities          $     214,871     $     117,768             $           -     $     332,639
                                                     -------------     -------------             -------------     -------------


         Stockholders' Equity

                  Common stock                       $         700     $       5,630    (1)      $      (5,630)    $         700
                  Additional paid-in capital                79,300         1,199,577    (1)         (1,199,577)           79,300
                  Accumulated deficit                    (234,482)       (1,276,083)    (1)         (1,205,207)         (305,358)
                                                     -------------     -------------             --------------    --------------

                                                     $   (154,482)     $    (70,876)             $           -     $    (225,358)
                                                     -------------     -------------             -------------     -------------


                  Total liabilities and
                  stockholders' equity               $      60,389     $      46,892             $           -     $     107,281
                                                     =============     =============             =============     =============

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE 5.  SUBSEQUENT EVENTS (CONTINUED)

Notes to Unaudited Pro Forma Combined Condensed Financial Statements

3.       Basis for Pro Forma Presentation

         The unaudited pro forma combined condensed financial statements of International Card Establishment, Inc. have been prepared on the basis of assumptions relating to the Plan and Agreement of Reorganization between iNetEvents, Inc. and International Card Establishment, Inc. and managements best estimates.

4.       Pro Forma Adjustments

         Certain adjustments have been made to the historical financial statements in order to prepare the pro forma financial information as if the transaction had occurred at the beginning of the fiscal period presented. The adjustments are as follows:
                  (1) to eliminate equity of iNetEvents, Inc.

NOTE 5.  COMMITMENTS AND CONTINGENCIES
On October 1, the Company entered into a five-year software license agreement for software pertaining to the loyalty and gift program. License fees are $400 per month for the first two years, with the final three years to be renegotiated in 2004. Minimum licensing payments due are:

                          2003             $       2,400
                          2004                     4,800
                          2005                     4,800
                          2006                     4,800
                          2007                     3,600
                                           -------------
                                           $      20,400

The Company leases furnished office space on a month-to-month basis for $8,512 per month. Total lease costs in the three-month and six-month periods ended June 30, 2003 were $25,536 and $51,071. respectively.

The Company entered into the "Web Site Maintenance Agreement" with Usestore Worldwide, LLC ("USE") to provide web site hosting, maintenance services, and management and customer support services for Usestore customers. This agreement is effective from October 1, 2002 through September 30, 2007.

The Company entered into a "Merchant Sales Agreement" with J.R.S. & Son, doing business as CardService Tri-Counties ("CST") whereas CST processes the merchant services provided by the Company. This agreement is effective from October 1, 2002 through September 30, 2003.

The Company entered into an "Agreement for Customer Service and Support" with J.R.S. & Son, doing business as CardService Tri-Counties ("CST") whereas the Company will provide complete customer service and support to the existing merchant accounts of CST. This agreement is effective from October 1, 2002 through September 30, 2003.

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE 6.  RELATED PARTY TRANSACTIONS

The President owns 57.1% of the outstanding common stock of the Company. The President is the controlling shareholder of CST; GlobalTech Leasing ("GTL"), a company that finances leased equipment to merchant customers; and Worldwide Gift and Loyalty, Inc. ("WGL"), a company that administers the loyalty program for the Company's customers. Transactions and balances related to CST, GTL, and WGL are the following:



                                                     Three months ended           Six months ended
  Account                                                  June 30, 2003              June 30, 2003
  -------------------------------------------------------------------------------------------------


  Revenues                                    $                  184,119     $              387,461
  Returns and allowances                                          (8,403)                   (19,333)

  Cost of sales                                                   40,509                     87,423
  Other expenses                                                  14,627                     20,641



  Account                                                  June 30, 2003          December 31, 2002
  -------------------------------------------------------------------------------------------------

  Accounts receivable                                             15,970                     87,673
  Allowance for doubtful accounts                                  1,140                      2,404
  Accounts payable                                                23,849                      4,228


Amounts due to and from related parties are interest free and paid in the normal course of business. The returns and allowances result from customers processed through the related parties, not the related parties, as described in Note 1.

Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation.

                  On January 26, 2003, we entered into a Plan and Agreement of Reorganization with International Card Establishment, Inc. (the "Reorganization Agreement")(and GlobalTech Leasing, Inc.) and its shareholders. On July 18, 2003, we had a closing and we acquired all of the issued and outstanding stock of International Card Establishment, Inc., a Nevada corporation ("ICE") pursuant to the Reorganization Agreement.

                  The financial statements in Item I consist of our financial statements as of June 30, 2003 and the financial statements of ICE as of June 30, 2003. The closing pursuant to the Reorganization Agreement is a subsequent event and the pro forma condensed combined financial statements, which may not be indicative of the actual results of operation, for the year ended December 31, 2002 are reflected as footnote 4 to the ICE financial statements.

                  The pro forma financial statements reflect revenues for the six months ending June 30, 2003 for the combined entities of $533,024 and the pro forma cost of revenues were $166,540 or a gross margin of $286,484. The operating, general and administrative expenses before amortization and depreciation for the six months ending June 30, 2003 was $610,442 and after amortization and depreciation was $271,313. On a pro forma combined basis, there was a loss of $276,287.

                  Our revenues in the six months ending June 30, 2003 were $22,367 as compared to the six months ended June 30, 2002 of $13,970 or an increase of $8,397.

                  During the six months ending June 30, 2003, we incurred expenses of $76,614 as compared to the six months ended June 30, 2002 of $ 167,030 or a decrease of $90,416. These expenses primarily consisted of salary expenses, general operations and marketing expenses.

                  ICE had gross revenues in the six months ending June 30, 2003 of $570,000, less returns and allowances of $39,891, or net revenues of $530,657. The cost of revenues for the six months ending June 30, 2003 were $166,540 for a gross margin of $364, 117. During the six months ending June 30, 2003, the operating, general and administrative expenses were $581,183. The net operating loss was $217,066.


Liquidity.

                  Giving effect to the closing of the Reorganization Agreement, we have minimum liquidity and access to cash. In order to continue operations, we must raise additional equity capital or use debt instruments to continue operations. We are currently seeking to raise equity capital to enhance our marketing and sales processes. We believe that any investment in marketing and sales will directly influence our ability to become cash flow positive within six (6) months after undertaking the marketing process.

                  We do not have sufficient cash to finance our operations or marketing at this stage of our development and we are seeking additional financing on acceptable terms and conditions.


Acquisition of International Card Establishment, Inc.

                  On January 26, 2003, we entered into a Plan and Agreement of Reorganization with International Card Establishment, Inc. (the "Reorganization Agreement")(and GlobalTech Leasing, Inc.) and its shareholders. On July 18, 2003, we had a closing and we acquired all of the issued and outstanding stock of International Card Establishment, Inc., a Nevada corporation ("ICE") pursuant to the Reorganization Agreement.

                  Pursuant to the Reorganization Agreement, ICE became our wholly owned subsidiary in exchange for the ICE shares, we issued 14,000,000 shares of our common stock to the shareholders of ICE. The 14,000,000 shares represents 55% of our outstanding stock.

                  Giving effect to the transaction, we have two wholly owned subsidiaries, ICE and iNetEvents, Inc., a Nevada corporation.

                  ICE is a rapidly growing provider of diversified products and services to the trillion dollar electronic transaction processing industry. All of its offerings generate recurring revenues in the form of transaction fees, service fees, or finance charges.

                  ICE's Merchant Card Services division, establishes "merchant accounts" for businesses that enable those businesses to accept credit cards, debit cards, and other forms of electronic payments from their customers; supplies the necessary card readers and other point-of-sale transaction systems; facilitates processing for the accounts; and, provides e-commerce solutions. Through its WorldWide Gift & Loyalty division, ICE also markets a proprietary "Smart Card"-based system that enables merchants to economically offer store-branded gift and loyalty cards--one of the fastest growing product categories in the industry. We and ICE have also entered into an agreement to acquire GlobalTech Leasing, Inc. Upon completion of this acquisition, GlobalTech Leasing will become another wholly owned subsidiary of us or ICE. GlobalTech Leasing is an equipment leasing firm that specializes in financing point-of-sale transaction systems.

                  Although the ICE products and services address the needs of individual businesses that accept credit/debit cards and other electronic payments from their customers--referred to in the industry as "merchants"--the operations of both ICE and GlobalTech Leasing are geared predominantly toward serving the needs of other service providers in the industry.

                  Industry participants include, among others: thousands of independent agents and INDEPENDENT SALES ORGANIZATIONS (ISOs) that develop relationships with local businesses, set up MERCHANT ACCOUNTS through banks to enable those businesses to accept electronic payments--an activity referred to as "merchant acquiring"--facilitate the processing for those accounts (often through third-party PROCESSORS--see below), and supply the point-of-sale systems needed to transmit transaction data; ACQUIRING BANKS that, as members of the Visa and MasterCard Associations, sponsor ISOs that solicit MERCHANT ACCOUNT applications from businesses (either directly or via independent agents that work with the ISOs), grant the approvals needed to set up the MERCHANT ACCOUNTS, maintain the accounts, and receive all electronic transactions for those accounts for processing; ISSUING BANKS that issue credit/debit cards to consumers; and, third-party PROCESSORS that authorize individual purchases by consumers and administer the resulting electronic funds transfers between ISSUING BANKS and ACQUIRING BANKS to complete the transactions.

                  ICE presently occupies a 7,500 square-foot leased office facility located at 300 Esplanade Drive, Suite 1950, Oxnard, California 93030. All executive and administrative functions, account management, tech support, customer services, and a majority of sales and marketing activities take place at this location.

                  On January 15, 2003, ICE entered into an agreement to acquire GlobalTech Leasing, Inc. Upon completion of this acquisition, GlobalTech Leasing, Inc. will also become either a wholly owned subsidiary of us or ICE. GlobalTech Leasing, Inc. is an equipment leasing firm that specializes in financing point-of-sale transaction systems. The majority owners of GlobalTech Leasing, Inc. are Jonathan Severn and Charles Salyer.

                  On July 30, 2003, our Board of Directors approved an amendment to the certificate of incorporation wherein a reverse split of the Company's common stock on the basis of one share for every two issued and outstanding shares was approved. In addition, our Board of Directors approved an amendment to the Company's certificate of incorporation to change our name to International Card Establishment, Inc. The amendments are subject to shareholder approval, in accordance with law. It is contemplated that no proxy solicitation will be required and the Company has been advised that information compliance with the Securities Exchange Act of 1934, as amended, is required as a condition precedent to the name change and reverse stock split.


Capital Resources.

                  Giving effect to the closing of the Reorganization Plan, we are currently seeking to expand our merchant account business, gift and loyalty card offering and point of sale equipment leasing capabilities. In addition, we are investigating additional business opportunities and, accordingly we need capital to complete any expansion and may need cash to undertake any additional business opportunities.

                  We have financed our development during the current quarter through new short term debt. Substantially all of this financing was obtained from related party shareholders. As of June 30, 2003, we incurred $78,650 in new financing.

                  We had $2,416 cash on hand as of June 30, 2003. We had a note payable to a shareholder of $78,650. ICE had a bank overdraft as of June 30, 2003 of $41,676.

                  We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations. There is no assurance that we will be able to obtain additional capital as required or obtain the capital on terms and conditions acceptable to the Company.


Item III.         Qualitative and Quantitative Disclosures About Market Risk.

                  We have neither considered nor conducted any research concerning qualitative and quantitative market risk.


                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings .................................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ..................................................None

Item 3 - Defaults by the Company on its
         Senior Securities .................................................None

Item 4 - Submission of Matter to Vote of Security
         Holders ...........................................................None

Item 5 - Other Information

         (1)      Board Meeting

         The board of directors held four meetings during the current quarter, which were special meetings.

         (2)      Committees and financial reviews.

         The board of directors has not established an audit committee. In addition, we do not have any other compensation or executive or similar committees. We will not, in all likelihood, establish an audit committee until such time as we increase our revenues, of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process.

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


Item 6 - Exhibits and Reports on Form 8-K.

               There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report.

(a)  EXHIBITS

     31.1   Certification of Chief Executive Officer, pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2   Certification of Chief Financial Officer, pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1   Certification of Chief Executive Officer, pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.1   Certification of Chief Financial Officer, pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 19, 2003                     INETEVENTS, INC.


                                           By: /s/ John Severn
                                               ----------------------------
                                               John Severn
                                               President and
                                               Principal Accounting Officer