Form 10QSB
period 2003-09-30
INETEVENTS INC
filed 2003-11-19
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

                                          OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 000-33129


                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   -- ---------------------------------------
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

At November 1, 2003, there were outstanding 12,630,250 shares of the Registrant's Common Stock, $.0005 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION

Item I.     Financial Statements

                     INTERNATIONAL CARD ESTABLISHMENT, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (REVIEWED)
                               SEPTEMBER 30, 2003

                     INTERNATIONAL CARD ESTABLISHMENT, INC.


                                    CONTENTS







INDEPENDENT  ACCOUNTANT'S REPORT ON THE CONSOLIDATED  FINANCIAL
STATEMENTS                                                                   F-1
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Consolidated Balance Sheet                                                F-2

   Consolidated Statement of Income                                          F-3

   Consolidated Statement of Stockholders' Equity                            F-4

   Consolidated Statement of Cash Flows                                      F-5

   Notes to Consolidated Financial Statements                         F-6 - F-17
--------------------------------------------------------------------------------

                         INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors
International Card Establishment, Inc.
Oxnard, California


We have reviewed the accompanying consolidated statement of financial position of International Card Establishment, Inc. and subsidiaries (the "Company") as of September 30, 2003, and the related consolidated financial statements of operations shareholders' equity and cash flows for the three-month and nine-month periods ended September 30, 2003. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company has suffered recurring losses from operations and has net cash flow deficiency. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.






Kyle L. Tingle, CPA, LLC


November 11, 2003
Las Vegas, Nevada

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (REVIEWED)

                                                                  September 30,     December 31,
                                                                           2003             2002
                                                                  -------------     ------------

                                     ASSETS
CURRENT ASSETS
     Cash                                                         $       1,246     $          0
     Accounts receivable, trade                                          52,541          103,663
     Other receivables                                                   12,363                0
     Inventory                                                            4,650                0
        Prepaid assets                                                    2,366            8,543
                                                                  -------------     ------------
            Total current assets                                         73,166          112,206
                                                                  -------------     ------------


FIXED ASSETS, Net                                                 $      14,944     $          0
                                                                  -------------     ------------

INTANGIBLE ASSETS, Net
      Capitalized software development costs                      $      22,126     $          0
      Goodwill                                                        1,476,254                0
                                                                  -------------     ------------

                   Total assets                                   $   1,586,490     $    112,206
                                                                  =============     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Outstanding checks in excess of bank balance                 $      36,888     $     20,583
     Notes payable                                                       70,000                0
     Notes payable, related parties                                      78,650                0
     Accounts payable                                                   123,116           67,187
     Accrued expenses                                                   129,005           21,852
                                                                  -------------     ------------

            Total current liabilities                             $     437,659     $    109,622
                                                                  -------------     ------------
STOCKHOLDERS' EQUITY
     Common stock: $.0005 par value;
        authorized 100,000,000 shares; issued
        and outstanding;
        1,400,000 shares at December 31, 2002                                       $        700
        25,260,500 shares at September 30, 2003                   $      12,630
     Additional paid in capital                                       1,467,370           19,300
     Accumulated deficit                                               (331,169)         (17,416)
                                                                  -------------     ------------
            Total stockholders' equity                            $   1,148,831     $      2,584
                                                                  -------------     ------------
                   Total liabilities and
                   Stockholders' equity                           $   1,586,490     $    112,206
                                                                  =============     ============

          See Accompanying Notes to Consolidated Financial Statements.



                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                               STATEMENT OF INCOME
                                   (REVIEWED)


                                                               For the three    For the nine
                                                                months ended    months ended
                                                               September 30,   September 30,
                                                                        2003            2003
                                                               -------------    ------------
Revenues                                                       $     246,466    $    817,014
Less:  sales returns and allowances                                  (15,851)        (55,742)
                                                               -------------    ------------
   Net revenue                                                 $     230,615    $    761,272


Cost of revenue
   Commissions                                                 $      32,841    $     99,493
   Cost of sales                                                      49,980         149,468
   Other                                                                 295             695
                                                               -------------    ------------
           Cost of revenue                                            83,116         249,656

           Gross margin                                        $     147,499    $    511,616
                                                               -------------    ------------
Operating, general, and administrative expenses
   Contract labor                                              $      83,493    $    317,012
   Wages and salaries                                                 71,711         241,199
   Rent and lease expense                                             25,953          77,024
   Insurance                                                          13,826          41,877
   Telephone                                                           8,744          35,301
   Advertising                                                        11,558          30,351
   Amortization                                                        4,950           4,950
   Depreciation                                                        1,865           2,117
   Other expenses                                                     21,432          74,879
                                                               -------------    ------------
           Total operating, general,
           and administrative expenses                         $     243,532    $    824,710
                                                               -------------    ------------
           Net operating loss                                  $     (96,033)   $   (313,094)
                                                               -------------    ------------
   Non-operating income (expense)
     Interest (expense)                                                 (654)           (659)
                                                               -------------    ------------

   Net loss                                                    $     (96,687)   $   (313,753)
                                                               =============    ============

   Net loss per share, basic
   and diluted                                                 $      (0.00)    $      (0.02)
                                                               =============    ============
   Average number of shares
   of common stock outstanding                                    21,106,654      14,554,618
                                                               =============    ============


          See Accompanying Notes to Consolidated Financial Statements.

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (REVIEWED)




                                           Common Stock                 Additional
                                  -------------------------------         Paid-In          Accumulated
                                       Shares          Amount             Capital            Deficit          Total
                                  -------------------------------     ------------     --------------    -------------
Issuance of common stock for
    July 28, 2002                      1,400,000    $         700     $     19,300     $           -     $     20,000
Net loss, December 31, 2002                                                                  (17,416)         (17,416)
                                  --------------    -------------     ------------     --------------    -------------

Balance, December 31, 2002             1,400,000    $         700     $     19,300     $     (17,416)    $      2,584

Contribution of Capital by
    Shareholders                                                            60,000                             60,000

Issuance of common stock in
    connection with merger
    with iNetEvents, Inc.             23,860,500           11,930        1,388,070                          1,400,000

Net loss, September 30, 2003                                                                (313,753)        (313,753)
                                  --------------    -------------     ------------     --------------    -------------

Balance, September 30, 2003           25,260,500    $      12,630     $  1,467,370     $    (331,169)    $  1,148,831
                                  ==============    =============     ============     ==============    =============



          See Accompanying Notes to Consolidated Financial Statements.

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                             STATEMENT OF CASH FLOWS
                                   (REVIEWED)


                                                              Nine months ended
                                                                  September 30,
                                                                          2003
                                                                  ------------
Cash Flows From
Operating Activities
    Net loss                                                      $   (313,753)
    Depreciation and amortization
    Adjustments to reconcile net loss to cash
         used in operating activities:
         Amortization and depreciation                                   7,067
         Decrease in allowance for doubtful accounts                    (5,685)
    Changes in assets and liabilities
      Decrease in accounts receivable                                   58,437
      Increase decrease in inventory                                    (4,650)
      Increase in other receivables                                    (12,363)
      Decrease in prepaid expenses                                       6,177
      Increase in bank overdraft                                        16,305
      Increase in accounts payable                                      16,553
      Increase in accrued expenses                                     107,154
                                                                  ------------

         Net cash (used in) operating activities                  $   (124,758)
                                                                  ------------

Cash Flows From Investing Activities
    Acquisition of International Card Establishment,
        cash related assets                                              1,313
    Purchase of equipment                                               (5,309)
                                                                  -------------

         Net cash used in investing activities                    $     (3,996)
                                                                  ------------

Cash Flows From Financing Activities
    Short-term borrowings                                         $     70,000
    Contribution of capital                                             60,000
                                                                  ------------

         Net cash provided by financing activities                $    130,000
                                                                  ------------

         Net increase in cash                                     $      1,246

Cash, beginning of period                                         $          0
                                                                  ------------

Cash, end of period                                               $      1,246
                                                                  ============


Acquisition of International Card Establishment by issuance
    of 14,000,000 shares if common stock                          $  1,400,000
                                                                  ============


          See Accompanying Notes to Consolidated Financial Statements.

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS:

         International Card Establishment, Inc. ("Company") was organized July 26, 2002 under the laws of the State of Nevada. Operations of the Company began in October 2002.

         Pursuant to a "Plan and Agreement of Reorganization" ("Plan") with iNetEvents ("INET"), a Delaware corporation, the Company exchanged all issued and outstanding stock for fourteen millions (14,000,000) shares of stock of INET. The 14,000,000 shares represents 55.4% of the outstanding stock of INET, establishing a change in control of the INET. It is the intention of the Company and INET that the transaction constitutes a tax-free "reorganization" as defined in the Internal Revenue Code of 1986, as amended. The Company closed the transaction with INET on July 18, 2003. The transaction is accounted for as a reverse acquisition with International Card Establishment, Inc. the surviving registrant. For accounting purposes, International Card Establishment has been treated as the accounting acquirer and, accordingly, is presented as the continuing entity. The historical financial statements are those of International Card Establishment. INetEvents, Inc. changed its name to International Card Establishment, which is the legal entity going forward and is referred to hereafter as the "Company."

         In order for the International Card Establishment to properly account for the issued and outstanding shares of common stock, International Card Establishment effectively received a 1 for 2 reverse split contemporaneously with the merger. Accordingly, the accompanying consolidated financial statements have been retroactively restated to reflect the 1 for 2 reverse stock split as if it occurred as of International Card Establishment's date of inception.

         INetEvents, Inc., (formerly Summit World Ventures, Inc.) was incorporated on December 18, 1986 under the laws of the State of Delaware to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. Prior to July 28, 2000, the Company was in the developmental stage and could be defined as a "shell" company, whose sole purpose was to locate and consummate a merger or acquisition with a private entity, and it did not have any operations. On July 28, 2000, the Company acquired iNetEvents, Inc., a Nevada corporation ("iNetEvents Nevada") and commenced operations. iNetEvents Nevada, was incorporated in Nevada on February 3, 1999.

         BUSINESS OPERATIONS

         The Company is a provider of diversified products and services to the electronic transaction processing industry, offering merchant accounts for the acceptance and process of credit and debit cards, as well as a proprietary "smart card" based gift and gift and loyalty program.

         INetEvents Nevada develops and maintains software to be used for tradeshow and event management purposes. The subsidiary provides hosting services to its customers via the internet. The subsidiary charges a fee for this service and also receives income based on the number of registrations for the specific event. In addition, the subsidiary may provide consulting services to its customers. The subsidiary has not sold its software to its customers, but may do so in the future. Such a sale may include the sale of certain support services

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         A SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES IS AS
         FOLLOWS:

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

         CASH

         For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2003 and December 31, 2002.

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

         SOFTWARE DEVELOPMENT COSTS

         In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE" ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. This pronouncement identifies the characteristics of internal use software and provides guidance on new cost recognition principles. The Company develops software to be used for tradeshow and event management purposes. Software costs associated with upgrades and enhancements that lead to additional functionality of the software are considered in the "application development stage." These costs are capitalized and amortized over a two-year estimated life. Software costs associated with planning of new software ("preliminary project stage" costs) and maintaining current software ("operation stage" costs) are expensed as incurred.

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE 2.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         The FASB also recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this Standard will possibly affect the Company's financial position or operating results at the end of the year when the Company evaluates the goodwill recorded from the acquisition of International Card Establishment.

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         ADVERTISING

         Advertising costs are charged to operations as incurred. Advertising costs for the three and nine months ended September 30, 2003 were $11,558 and $30,351, respectively.

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE 2.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 to provide clarification on the financial accounting and reporting for derivative instruments and hedging activities and requires similar accounting treatment for contracts with comparable characteristics. We do not believe the adoption of SFAS 149, effective primarily for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003, will have a material effect on our financial statements.

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

NOTE 2.  ACCOUNTS RECEIVABLE

         Accounts receivable and allowance for doubtful accounts consist of the following:
                                                September 30,     December 31,
                                                         2003             2002
                                                -------------    -------------

         Accounts Receivable                    $      54,356    $     111,163
         Less: allowance for doubtful accounts         (1,815)          (7,500)
                                                --------------   --------------
                                                $      52,541    $     103,663
                                                =============    =============

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

NOTE 3.  STOCKHOLDERS' EQUITY

         COMMON STOCK

         The authorized common stock of the Company consists of 100,000,000 shares of common shares with par value of $0.0005 and 10,000,000 shares of serial preferred stock. The company had stock issued and outstanding on September 30, 2003 and December 31, 2002 of 25,260,500 and
         1,400,000, respectively. The Company has not issued any preferred stock.

         On July 18, 2000, the Company acquired iNetEvents, Inc., a Nevada corporation ("iNetEvents Nevada") and commenced operations. iNetEvents Nevada, was incorporated in Nevada on February 3, 1999. The terms of the merger called for the Company to issue 3,500,000 of its common stock in exchange for 100% of the common shares of iNetEvents Nevada. As part of the reorganization in the form of a reverse merger wherein iNetEvents Nevada, became the Company's wholly-owned subsidiary, and as such, no goodwill was being recognized. The Company changed its name to iNetEvents, Inc., changed its trading symbol from SWVT to IEVT, and the management of iNetEvents Nevada became the management of the Company.

         On January 16, 2003, the Company entered into a "Plan and Agreement of Reorganization" ("Plan") with International Card Establishment, Inc. ("ICE Nevada"), a Nevada corporation. The Company issued fourteen millions (14,000,000) shares of common stock in exchange of 100% of the shares of ICE Nevada. The 14,000,000 shares represent 55.4% of the outstanding stock of the Company, establishing a change in control of the Company. It is the intention of the Company and ICE Nevada that the transaction constitutes a tax-free "reorganization" as defined in the Internal Revenue Code of 1986, as amended. The Company closed the transaction on July 28, 2003. The transaction is accounted for as a reverse acquisition with International Card Establishment, Inc. the surviving registrant. For accounting purposes, International Card Establishment has been treated as the accounting acquirer and, accordingly, is presented as the continuing entity. The historical financial statements are those of International Card Establishment. INetEvents, Inc. changed its name to International Card Establishment, which is the legal entity going forward and is referred to hereafter as the "Company." The trading symbol has been changed from IEVT to ICRD.

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.


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

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding. Weighted average number of shares outstanding for the three months and nine months ended September 30, 2003 was 21,106,654 and 14,554,618, respectively. As of September 30, 2003 the Company had no dilutive potential common shares.

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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

         On July 30, 2003, the Board of Directors of the consolidated companies approved an amendment to the certificate of incorporation wherein a reverse split of the Company's common stock on a basis of one share for every two issued and outstanding shares was approved. The Board of Directors of the consolidated companies also approved an amendment to the certificate of incorporation for INET to change the Company's name to International Card Establishment, Inc. The amendments are subject to shareholder approval. The change to the amended certificate of incorporation was recorded with the State of Nevada on October 7, 2003.

NOTE 5.  BUSINESS COMBINATIONS

         On January 16, 2003, the Company entered into a "Plan and Agreement of Reorganization" ("Plan") with International Card Establishment, Inc. ("ICE Nevada"), a Nevada corporation. The Company issued fourteen millions (14,000,000) shares of common stock in exchange of 100% of the shares of ICE Nevada. The 14,000,000 shares represents 55.4% of the outstanding stock of the Company, establishing a change in control of the Company. It is the intention of the Company and ICE Nevada that the transaction constitutes a tax-free "reorganization" as defined in the Internal Revenue Code of 1986, as amended. The Company closed the transaction on July 18, 2003.

         The accompanying condensed financial statements illustrate the effect of the "Plan" between the Company and ICE Nevada on the Company's financial position and results of operations. The pro forma condensed combined balance sheet as of December 31, 2002 and the condensed combined statement of operations for the year then ended are based on the historical balance sheets and statements of operations of ICE Nevada and the Company as of that date and for the year then ended. The pro forma condensed combined balance sheet as of December 31, 2002 and statement of operations for the year ended December 31, 2002 for ICE Nevada and the Company assumes the acquisition took place on December 31, 2002.

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

NOTE 5.  BUSINESS COMBINATIONS (CONTINUED)

         The pro forma condensed combined financial statements may not be indicative of the actual results of he acquisition and there can be no assurance that the foregoing results will be obtained. In particular, the pro for the condensed combined financial statements are based on management's current estimates of the exchange agreement. The actual results may differ.

         The Accompanying pro forma condensed combined financial statements should be read in conjunction with the historical financial statements of the Company and INetEvents.

                                International Card Establishment, Inc. and iNetEvents, Inc.
                                  Unaudited Pro Forma Condensed Combined Income Statements
                                            For the Year Ended December 31, 2002

                                                              Historical
                                                     -------------------------------
                                                       Int'l Card                             Pro Forma
                                                     Establishment      iNetEvents           Adjustments         Pro Forma
                                                     -------------     -------------        -------------     --------------
         Revenues                                    $     339,647     $      22,350        $           -     $     361,997
         Less:  sales returns and allowances               (41,650)                -                    -           (41,650)
                                                     --------------    -------------        -------------     --------------
         Net revenue                                 $     297,997     $      22,350        $                 $     320,347

         Cost of revenues
                  Commissions                        $      34,402     $           -        $           -     $      34,402
                  Cost of sales                             35,956                 -                    -            35,956
                  Other                                        545                 -                    -               545
                                                     -------------     -------------        -------------     --------------
                                                     $      70,903     $           -        $           -     $      70,903
                                                     -------------     -------------        -------------     --------------


         Gross margin                                $     227,094     $      22,350        $           -     $     249,444

         Operating, general and
                  administrative expenses            $     244,475     $     144,205        $           0     $     388,680
         Amortization                                            -            68,690                    -            68,690
         Depreciation                                            -            16,500                    -            16,500
                                                     -------------     -------------        -------------     -------------

                  Net operating loss                 $     (17,381)    $    (207,045)       $           -     $    (224,426)

         Non-operating expenses
                  Interest expense                             (35)          (15,260)                   -           (15,295)
                                                     --------------    --------------       -------------     --------------

         Net loss                                    $     (17,416)    $    (222,605)       $           -     $    (239,721)
                                                     ==============    ==============       =============     ==============


         Net loss per share, basic and diluted       $      (0.02)     $      (0.02)        $           -     $       (0.01)
                                                     =============     =============        =============     ==============


         Weighted average number of shares                 700,000         9,161,815                    -        23,161,815


                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

NOTE 5.  BUSINESS COMBINATIONS (CONTINUED)

                                International Card Establishment, Inc. and iNetEvents, Inc.
                                   Unaudited Pro Forma Condensed Combined Balance Sheets
                                                     December 31, 2002

                                                              Historical
                                                     -------------------------------
                                                       Int'l Card                             Pro Forma
                                                     Establishment      iNetEvents           Adjustments         Pro Forma
                                                     -------------     -------------        -------------     --------------
                        Assets

         Current Assets
                  Cash                               $           -     $         744        $           -     $         744
                  Accounts receivable, net                 103,663             3,000                    -           106,663
                  Prepaid assets and deposits                8,543             4,080                    -            12,623
                                                     -------------     -------------        -------------     -------------

                  Total current assets               $     112,206     $       7,824        $           -     $     120,030

         Property and equipment, net                 $           -     $      19,099        $           -     $      19,099
         Capitalized software development
            costs, net                               $           -     $      59,846        $           -     $      59,846
                                                     -------------     -------------        -------------     -------------


                  Total assets                       $     112,206     $      86,769        $           -     $     198,975
                                                     =============     =============        =============     =============

                    Liabilities and Stockholders' Equity

         Current Liabilities
                  Bank overdraft                     $      20,583     $           -        $           -     $      20,583
                  Accounts payable and
                     accrued expenses                       89,039            39,374                    -           128,413
                  Notes payable, stockholders                    -            59,050                    -            59,050
                                                     -------------     -------------        -------------     -------------

                  Total current liabilities          $     109,622     $      98,424        $           -     $     208,046
                                                     -------------     -------------        -------------     -------------

         Stockholders' Equity

                  Common stock                       $         700     $       5,630    (1) $      (5,630)    $         700
                  Additional paid-in capital                19,300         1,199,577    (1)    (1,199,577)           19,300
                  Accumulated deficit                     (17,416)       (1,216,862)    (1)    (1,205,207)          (29,071)
                                                     -------------     -------------        --------------    --------------

                                                     $       2,584     $    (11,655)        $           -     $      (9,071)
                                                     -------------     -------------        -------------     -------------

                  Total liabilities and
                  stockholders' equity               $     112,206     $      86,769        $           -     $     198,975
                                                     =============     =============        =============     =============

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

NOTE 5.  BUSINESS COMBINATIONS (CONTINUED)

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


         The accompanying condensed financial statements illustrate the effect of the "Plan" between INET and the Company on the Company's financial position and results of operations. The pro forma condensed combined balance sheet as of September 30, 2003 and the condensed combined statement of operations for the nine months then ended are based on the historical balance sheets and statements of operations of INET and the Company as of that date and for the period then ended. The pro forma condensed combined balance sheet as of September 30, 2003 and statement of operations for the nine months then ended for INET and the Company assumes the acquisition took place on December 31, 2002.

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

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

NOTE 5.  BUSINESS COMBINATIONS (CONTINUED)

                                 International Card Establishment, Inc. and iNetEvents, Inc.
                                  Unaudited Pro Forma Condensed Combined Income Statements
                                       For the Nine Months Ended September 30, 2003

                                                              Historical
                                                     -------------------------------
                                                       Int'l Card                             Pro Forma
                                                     Establishment      iNetEvents           Adjustments         Pro Forma
                                                     -------------     -------------        -------------     --------------

         Revenues                                    $     814,792     $      25,946        $           -     $     840,738
         Less:  sales returns and allowances               (55,742)                -                    -           (55,742)
                                                     --------------    -------------        -------------     --------------
         Net revenue                                 $     759,050     $      25,946        $                 $     784,996

         Cost of revenues
                  Commissions                        $      99,493     $           -        $           -     $      99,493
                  Cost of sales                            149,468                 -                    -           149,468
                  Other                                        695                 -                    -               695
                                                     -------------     -------------        -------------     -------------
                                                     $     249,656     $           -        $           -     $     249,656
                                                     -------------     -------------        -------------     -------------

         Gross margin                                $     509,394     $      25,946        $           -     $     535,340

         Operating, general and
                  administrative expenses            $     816,697     $      33,802        $           0     $     850,499
         Amortization                                            -            49,120                    -            49,120
         Depreciation                                          441             7,923                    -             8,364
                                                     -------------     -------------        -------------     -------------

                  Net operating loss                 $    (307,744)    $     (64,899)       $           -     $    (372,643)

         Non-operating (expenses)
                  Interest expense                            (317)           (4,632)                   -            (4,949)
                  Loss on sale of assets                         0              (760)                   -              (760)
                                                     -------------     --------------       -------------     --------------

         Net loss                                    $    (308,061)    $     (70,291)       $           -     $    (378,352)
                                                     ==============    ==============       =============     ==============

         Net loss per share, basic and diluted       $      (0.44)     $      (0.01)        $           -     $       (0.01)
                                                     =============     =============        =============     ==============

         Weighted average number of shares                 700,000        11,260,500                    -        25,260,500


                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE 5.  BUSINESS COMBINATIONS (CONTINUED)

                                International Card Establishment, Inc. and iNetEvents, Inc.
                                   Unaudited Pro Forma Condensed Combined Balance Sheets
                                                     September 30, 2003

                                                              Historical
                                                     -------------------------------
                                                       Int'l Card                             Pro Forma
                                                     Establishment      iNetEvents           Adjustments         Pro Forma
                                                     -------------     -------------        -------------     --------------
                        Assets
         Current Assets
                  Cash                               $           -     $       1,246        $           -     $       1,246
                  Accounts receivable, net                  50,319             2,222                    -            52,541
                  Other receivables                         12,363                 -                    -            12,363
                  Inventory                                  4,650                 -                    -             4,650
                  Prepaid assets and deposits                2,366                 0                    -             2,366
                                                     -------------     -------------        -------------     --------------

                  Total current assets               $      69,698     $       3,468        $           -     $      73,166

         Property and equipment, net                 $       4,868     $      10,076        $           -     $      14,944
         Capitalized software development
            costs, net                               $           -     $      22,125        $           -     $      22,125
                                                     -------------     -------------        -------------     --------------


                  Total assets                       $      74,566     $      35,669        $           -     $     110,235
                                                     =============     =============        =============     ==============

                    Liabilities and Stockholders' Equity

         Current Liabilities
                  Bank overdraft                     $      36,888     $           -        $           -     $      36,888
                  Accounts payable and
                     accrued expenses                      213,155            38,966                    -           252,121
                  Notes payable                             70,000                 -                    -            70,000
                  Notes payable, stockholders                    -            78,650                    -            78,650
                                                     -------------     -------------        -------------     --------------

                  Total current liabilities          $     320,043     $     117,616        $           -     $     437,659
                                                     -------------     -------------        -------------     --------------

         Stockholders' Equity

                  Common stock                       $         700     $       5,630    (1) $      (5,630)    $         700
                  Additional paid-in capital                79,300         1,199,577    (1)    (1,199,577)           79,300
                  Accumulated deficit                    (325,477)       (1,287,154)    (1)    (1,205,207)         (407,424)
                                                     -------------     -------------        --------------    --------------

                                                     $   (245,477)     $    (81,947)        $           -     $    (327,424)
                                                     -------------     -------------        -------------     --------------

                  Total liabilities and
                  stockholders' equity               $      74,566     $      35,669        $           -     $     110,235
                                                     =============     =============        =============     ==============

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE 5.  BUSINESS COMBINATIONS (CONTINUED)

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

NOTE 6.  COMMITMENTS AND CONTINGENCIES

         On October 1, the Company entered into a five-year software license agreement for software pertaining to the loyalty and gift program. License fees are $400 per month for the first two years, with the final three years to be renegotiated in 2004. Minimum licensing payments due are:

                                          2003             $       1,200
                                          2004                     4,800
                                          2005                     4,800
                                          2006                     4,800
                                          2007                     3,600
                                                           -------------
                                                           $      19,200
                                                           =============

         The Company leases furnished office space on a month-to-month basis for $8,512 per month. Total lease costs in the three-month and nine-month periods ended September 30, 2003 were $25,536 and $77,024, respectively.

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

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE 7.  RELATED PARTY TRANSACTIONS

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


                                                       Three months ended          Nine months ended
         Account                                        September 30, 2003         September 30, 2003
         --------------------------------------------------------------------------------------------
         Revenues                               $                  174,098     $              561,559
         Returns and allowances                                     (6,133)                   (25,466)

         Cost of sales                                              46,718                    131,141
         Other expenses                                              6,893                     27,534


         ACCOUNT                                        September 30, 2003          December 31, 2002
         --------------------------------------------------------------------------------------------

         Accounts receivable                                        18,903                     87,673
         Allowance for doubtful accounts                               876                      2,404
         Accounts payable                                           15,951                      4,228

         Amounts due to and from related parties are interest free and paid in the normal course of business. The returns and allowances result from customers processed through the related parties, not the related parties, as described in Note 1.

Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation.

         On January 26, 2003, we entered into a Plan and Agreement of Reorganization with International Card Establishment, Inc. (the "Reorganization Agreement") and its shareholders. On July 18, 2003, we had a closing and we acquired all of the issued and outstanding stock of International Card Establishment, Inc., a Nevada corporation ("ICE") pursuant to the Reorganization Agreement. On October 29, 2003 we changed our corporate name to International Card Establishment, Inc. from iNetEvents, Inc. and completed a reverse split of our outstanding common stock on a one (1) share for each outstanding two (2) shares basis.

         The financial statements in Item I consist of International Card Establishment, Inc.'s consolidated financial statements as of September 30, 2003 and include the consolidated results of operations for iNetEvents, Inc. subsequent to the closing of the Reorganization Agreement.

         The consolidated financial statements reflect gross revenues for the nine months ending September 30, 2003 for the combined entities of $817,014, less returns and allowances of $55,742, or net revenues of $761,272 and the consolidated cost of revenues were $249,656 or a gross margin of $511,616. The operating, general and administrative expenses before amortization and depreciation for the nine months ending September 30, 2003 was $817,643 and after amortization and depreciation was $824,710. These expenses primarily consisted of salary expenses, general operations and marketing expenses. On a consolidated basis, there was a net operating loss of $313,094 for the nine months ending September 30, 2003.

         The consolidated financial statements reflect gross revenues for the three months ending September 30, 2003 for the combined entities of $246,466, less returns and allowances of $15,581, or net revenues of $230,615 and the consolidated cost of revenues were $83,116 or a gross margin of $147,499. The operating, general and administrative expenses before amortization and depreciation for the three months ending September 30, 2003 was $236,717 and after amortization and depreciation was $243,532. These expenses primarily consisted of salary expenses, general operations and marketing expenses. On a consolidated basis, there was a net operating loss of $96,033 for the three months ending September 30, 2003.

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

         We are a rapidly growing provider of diversified products and services to the trillion dollar electronic transaction processing industry. All of our offerings generate recurring revenues in the form of transaction fees, service fees, or finance charges.

         Our Merchant Card Services division, establishes "merchant accounts" for businesses that enable those businesses to accept credit cards, debit cards, and other forms of electronic payments from their customers; supplies the necessary card readers and other point-of-sale transaction systems; facilitates processing for the accounts; and, provides e-commerce solutions. Through our WorldWide Gift & Loyalty division, we also market a proprietary "Smart Card"-based system that enables merchants to economically offer store-branded gift and loyalty cards--one of the fastest growing product categories in the industry. We have also entered into an agreement to acquire GlobalTech Leasing, Inc. Upon completion of this acquisition, GlobalTech Leasing will become an additional wholly owned subsidiary. GlobalTech Leasing is an equipment leasing firm that specializes in financing point-of-sale transaction systems.

         Although our products and services address the needs of individual businesses that accept credit/debit cards and other electronic payments from their customers--referred to in the industry as "merchants"--the operations of both ICE and GlobalTech Leasing are geared predominantly toward serving the needs of other service providers in the industry.

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

         We presently occupy a 9,500 square-foot leased office facility located at 300 Esplanade Drive, Suite 1950, Oxnard, California 93030. All executive and administrative functions, account management, tech support, customer services, and a majority of sales and marketing activities take place at this location.

         On January 15, 2003, ICE entered into an agreement to acquire GlobalTech Leasing, Inc. Upon completion of this acquisition, GlobalTech Leasing, Inc. will also become a wholly owned subsidiary of us. GlobalTech Leasing, Inc. is an equipment leasing firm that specializes in financing point-of-sale transaction systems. The majority owners of GlobalTech Leasing, Inc. are Jonathan Severn, our Chairman and President, and Charles Salyer.

Capital Resources.

         Giving effect to the closing of the Reorganization Agreement, we are currently seeking to expand our merchant services offerings in bankcard, gift and loyalty and point-of-sale equipment leasing. In addition, we are investigating additional business opportunities and potential acquisitions; accordingly we will require additional capital to complete the expansion and to undertake any additional business opportunities.

         We have financed our development during the current quarter primarily through short-term debt. Substantially all of this financing was obtained from related party shareholders. As of September 30, 2003, we had $148,650 in notes payable outstanding and total current liabilities of $437,659.

         We had $1,246 cash on hand as of September 30, 2003. We had a bank overdraft as of September 30, 2003 of $36,888.

         We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and planned expansion. There is no assurance that we will be able to obtain additional capital as required or obtain the capital on terms and conditions acceptable to the Company.


Item III.   Controls and Procedures.

         Our President and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), as of a date within 90 days of the filing date of this Form 10-Q. Based on this evaluation, they have concluded that those disclosure controls and procedures were adequate. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.


                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings .................................................None

Item 2 - Changes in the Rights of the Company's
                  Security Holders .........................................None

Item 3 -.Defaults by the Company on its
                  Senior Securities ........................................None

Item 4 - Submission of Matter to Vote of Security Holders

         The following Information Statement pursuant to Section 14(c) of the Exchange Act, with exhibits, is incorporated herein by reference.

         (1)  Definitive Information Statement filed on October 1, 2003.

Item 5 - Other Information

         (1)  Committees and financial reviews.

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

         Until such time as an audit committee has been established, the board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors with respect to the matters required to be discussed by the Statement On Auditing Standards No. 61, as may be modified or supplemented.

Item 6 - Exhibits and Reports on Form 8-K.

         (a) The following exhibits are filed with this report.

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

         (b) Reports on Form 8-K.

         The following report on Form 8-K, with exhibit, is incorporated herein by reference.

         (1) Report on Form 8-K filed on July 18, 2003, for Change in Control of Registrant and Acquisition or Disposition of Assets.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 19, 2003            INTERNATIONAL CARD ESTABLISHMENT, INC.


                                    By: /s/ JOHNATHAN SEVERN
                                        ---------------------------------
                                            Johnathan Severn
                                            President and
                                            Principal Accounting Officer