Form 10KSB
period 2003-12-31
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2004-05-05
CIK 1156337

Commission File No. 000-33129


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-KSB


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                  For the Fiscal Year Ended: December 31, 2003


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                     For the Transition Period From __ to __


                     INTERNATIONAL CARD ESTABLISHMENT, INC.
        _________________________________________________________________
        (Exact Name of Small Business Issuer as Specified in its Charter)


           Delaware                                              95-4581903
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


 300 Esplanade Drive, Suite 1950
       Oxnard, California                                               93036
________________________________________                              __________
(Address of principal executive offices)                              (Zip code)


Issuer's telephone number: (800) 400-0206


         Securities registered under Section 12(b) of the Exchange Act:

                                      none


         Securities registered under Section 12(g) of the Exchange Act:

                               $.0005 Common Stock
                               ___________________
                                (Title of Class)


         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendments to this Form 10-KSB. / /

         State the registrant's revenues for the December 31, 2003 fiscal year:
$1,283,210.

         The aggregate market value of the voting shares of Common Stock held by non-affiliates of the registrant, as of April 30, 2004 is $10,115,758.

         As of April 30, 2004, there were 18,981,248 shares of the registrant's Common Stock, $.0005 par value, outstanding.

                                TABLE OF CONTENTS

                                                                            Page


Item 1.   Description of Business. . . . . . . . . . . . . . . . . . . . . . 4

Item 2.   Description of Property. . . . . . . . . . . . . . . . . . . . . .30

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .30

Item 4.   Submission of Matter to Vote of
          Security Holders . . . . . . . . . . . . . . . . . . . . . . . . .30

Item 5.   Market for Common Equity and Related Stockholder
          Matters and Small Business . . . . . . . . . . . . . . . . . . . .30

Item 6.   Management's Discussion and Analysis
          or Plan of Operation . . . . . . . . . . . . . . . . . . . . . . .37

Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . .43

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . .43

Item 8A.  Controls and Procedures  . . . . . . . . . . . . . . . . . . . . .43

Item 9.   Directors and Executive Officers of the Registrant . . . . . . . .43

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . .47

Item 11.  Security Ownership of Certain Beneficial Owners and Management . .48

Item 12.  Certain Relationships and Related Transactions . . . . . . . . . .50

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .50

Item 14.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . .51

Item 15.  Principal Accountant Fees and Services . . . . . . . . . . . . . .51

          Signatures and Certifications. . . . . . . . . . . . . . . . . . .52

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Annual Report on Form 10-KSB for the year ended December 31, 2003 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Annual Report, in "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report. When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Annual Report.


ITEM 1.   DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

International Card Establishment, Inc.(the "Company") (formerly Summit World Ventures, Inc.) was incorporated on December 18, 1986 under the laws of the State of Delaware to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. Prior to July 28, 2000, we were in the developmental stage and could be defined as a "shell" company, whose sole purpose was to locate and consummate a merger or acquisition with a private entity, and we did not have any operations. On July 28, 2000, we acquired iNetEvents, Inc., a Nevada corporation and commenced operations. iNetEvents, Inc., a Nevada corporation, was incorporated on February 3, 1999 and provided Internet support and supply software for real time event/convention information management.

On January 16, 2003, we entered into a Plan and Agreement of Reorganization with International Card Establishment, Inc., a Nevada corporation and its shareholders. International Card Establishment, Inc., a Nevada corporation, was incorporated on July 26, 2002. As part of the acquisition - a reorganization in the form of a reverse merger, International Card Establishment, Inc. became our wholly-owned subsidiary, and there was a change of our control. Following the International Card Establishment, Inc. acquisition we changed our corporate name from iNetEvents, Inc. to International Card Establishment, Inc. and reverse split our outstanding shares of Common Stock on a one for two share basis.

On December 15, 2003 we entered into a Plan and Agreement of Reorganization with GlobalTech Leasing, Inc., a California corporation and its shareholders. On December 29, 2003 GlobalTech Leasing, Inc. became our wholly-owned subsidiary.

Our business operations are now conducted primarily through two wholly-owned subsidiaries: International Card Establishment, Inc., a Nevada corporation ("ICE") and GlobalTech Leasing, Inc., a California corporation ("GTL"). iNetEvents, Inc., a Nevada corporation ("iNet"), will also be maintained as a separate subsidiary to service and maintain existing, historic iNet business. ICE is a growing provider of credit and debit card-based payment processing services for small merchants, that enable those merchants to accept credit cards, debit cards, and other forms of electronic payments from their customers; supplies the necessary card readers and other point-of-sale authorization systems ("POS equipment"), which are often financed by GTL; and, provides merchant e-commerce solutions. Through its Worldwide Gift & Loyalty division, ICE also offers merchants a "Smart Card" (a card that stores data digitally on an embedded chip and not on an analog magnetic stripe) based system that enables merchants to provide its proprietary gift cards and incentive-purchase cards that are custom merchant branded. GTL is a growing provider of lease financing services for POS equipment in amounts generally ranging from $400 to $5,000, with an average amount financed of approximately $1,600 and an average lease term of 48 months.

INDUSTRY OVERVIEW

The use of card-based forms of payment, such as credit and debit cards, by consumers in the United States has steadily increased over the past ten years. According to The Nilson Report, total expenditures for transactions by U.S. consumers using card-based systems grew from $0.5 trillion in 1992 to $1.9 trillion in 2002. The proliferation of credit and debit cards has made the acceptance of card-based payment a necessity for businesses, both large and small, in order to remain competitive. Consumer expenditures using card-based payment methods are expected to grow to $4.6 trillion by 2012, or 50% of all U.S. payments, representing a compound annual growth rate of 9% from 2002 levels, according to The Nilson Report.

         We believe that the card-based payment processing industry will continue to benefit from the following trends:

o FAVORABLE DEMOGRAPHICS. As consumers age, we expect that they will continue to use the payment technology to which they have grown accustomed. Consumers are beginning to use card-based and other electronic payment methods for purchases at an earlier age. According to Nellie Mae, the number of college students who have credit cards grew from 67% in 1998 to 82% in 2002. As these consumers who have witnessed the wide adoption of card products, technology and the Internet comprise a greater percentage of the population and increasingly enter the work force, we expect that purchases using card-based payment methods will comprise an increasing percentage of total consumer spending.

o INCREASED CARD ACCEPTANCE BY SMALL BUSINESSES. Small businesses are a vital component of the U.S. economy and are expected to contribute to the increased use of card-based payment methods. In 1997, the U.S. Census Bureau estimated that approximately 20 million businesses which average less than $1.0 million in annual sales in the United States or which had no payroll, generated an aggregate of $1.7 trillion in annual sales. We believe that the lower costs associated with card-based payment methods are making these services more affordable to a larger segment of the small business market. In addition, we believe these businesses are experiencing increased pressure to accept card-based payment methods in order to remain competitive and to meet consumer expectations. As a result, many of these small businesses are seeking, and we expect many new small businesses to seek, to provide customers with the ability to pay for merchandise and services using credit or debit cards, including those in industries that have historically accepted cash and checks as the only forms of payment for their merchandise and services.

o GROWTH IN CARD-NOT-PRESENT TRANSACTIONS. Market researchers expect dramatic growth in card-not-present transactions due to the rapid growth of the Internet. According to Jupiter Media Corporation, 94% of the dollar value of all merchandise and services ordered online by consumers in 2002 was purchased using card-based systems. In total, IDC, an independent market intelligence firm, expects U.S. consumer electronic commerce to grow from $70 billion in 2002 to $200 billion in 2007, representing a compound annual growth rate of 23%. In addition, IDC estimates that approximately two-thirds of all small businesses have online capabilities. The prevalence of the Internet makes having an online presence a basic consideration for those forming a new business today.


THE BUSINESS OF OUR SUBSIDIARY ICE

                                BUSINESS SUMMARY

ICE targets small merchants as its primary customer base. These merchants generally have a lower volume of credit card transactions, are difficult to identify and have traditionally been underserved by credit card processors. Management of ICE estimates that there are approximately 3.2 million merchant locations in the United States currently accepting Visa and MasterCard credit cards in the small merchant market segment and that approximately 2.0 million of such small merchant locations utilize electronic processing for credit card transactions. Management believes the small and medium-sized merchant market offers ICE significant growth opportunities for the "first time" installation and subsequent servicing of credit card authorization and payment systems.

ICE utilizes exclusive contractual relationships with agents and a direct sales force to reach merchants that would otherwise be difficult to identify and locate using customary marketing practices. Pursuant to these relationships, agents and salespersons endorse the processing systems marketed and serviced by ICE and participate in originating new customers for ICE. Through the use of its internal sales force and outside agents, management believes ICE's cost structures will continue to be competitive with the cost structures of its competitors.

ICE provides comprehensive customer service and support to its merchants requiring consultative problem solving and account management. ICE also provides value added products such as Gift & Loyalty and POS equipment financing that distinguish ICE from its competitors. Management believes that providing cost-effective, reliable and responsive service and value added services and products is an effective long-term strategy to retain its merchant base. Through internally generated sales of merchant accounts, purchases of merchant account portfolios, retention of merchants and the increasing use and acceptance of credit cards, management believes ICE will develop a stable and growing recurring base of revenues.

                                 MARKET OUTLOOK

Historically, the larger acquiring banks have marketed credit card processing services to national and regional merchants, not emphasizing small to medium-sized merchants, as small merchants are often difficult to identify and expensive to service. This created an opportunity for non-banks, including independent sales organizations ("ISO") such as ICE, which recognized the business potential of providing electronic processing to these small merchants. Management estimates that there are approximately 3.2 million small merchant locations nationwide accepting Visa and MasterCard credit cards. The transaction processing industry has undergone rapid consolidation over the last several years with the three largest acquirers controlling over 50% of the market share. Merchant requirements for improved customer service and the demands for additional customer applications have made it difficult for some community and regional banks and ISO's to remain competitive. Many of these providers are unwilling or unable to invest the capital required to meet those evolving demands, and are leaving the transaction processing business or otherwise seeking partners to provide transaction processing for their customers. Despite this ongoing consolidation, the industry remains fragmented with respect to the number of entities providing merchant services. Management believes that these factors will result in continuing industry consolidation over the next several years.

                               OPERATING STRATEGY

Focus on Small to Medium-Sized Merchants. ICE has focused its marketing efforts on small to medium-sized merchants, which have traditionally been underserved by processing banks. Management believes it understands the unique characteristics of this market segment and has tailored its marketing and servicing efforts accordingly. ICE believes it is able to provide credit and debit card processing at rates that are generally competitive with those available from other processors.

Increase Agent Base and Direct Sales Force. ICE utilizes exclusive contractual relationships with agents and a direct sales force to reach merchants that would otherwise be difficult to identify and locate using customary marketing practices. Pursuant to these relationships, agents and salespersons endorse the processing systems marketed and serviced by ICE and participate in originating new customers for ICE. Using the leads generated by its agents and direct sales force provides ICE with a cost-effective means of contacting small merchants that traditionally have been difficult to reach. ICE actively recruits new agents and salespersons and is focused on expansion of its agent and salesperson base as a means of increasing overall revenues.

Deliver Customer Service Support and Value Added Products Services. Management believes providing cost-effective, reliable and responsive service and value added products and services is an effective long-term strategy to retain its merchant base. The size of ICE's merchant base enables it to support a customer service program designed to provide consultative problem solving and account management. ICE also distinguishes itself from many competitors by offering value added products such as Gift & Loyalty and POS equipment financing and will continue to broaden its product and service offerings which management believes will appeal to small to medium size merchants.

Increase Operating Efficiencies. Currently, ICE outsources its processing services from third-parties which have excess capacity and the expertise to handle ICE's needs.

Management believes because its merchant base generates significant transaction volume in the aggregate, ICE has been able to negotiate competitive pricing from its processing providers at favorable rates. Management believes that it will achieve significant reductions in certain operating expenses through operational efficiencies, economies of scale and improved labor productivity as overall revenues increase. ICE intends to outsource processing services as long as it is economically more attractive than to develop and support these services within ICE, allowing management to focus on its core business of sales, marketing and customer service.

Maintain a Stable and Growing Recurring Revenue Base. Through merchant retention, increased credit card use, and increased direct marketing efforts ICE has developed a stable and recurring base of revenues. In addition to its high customer service level, ICE's endorsements from agents and direct salespersons provide an additional link to its merchants that tend to reduce attrition.

Furthermore, management believes that the relative smaller size of the merchants it services make the merchants less likely to change providers because of the up-front costs associated with a transfer.

                                 GROWTH STRATEGY

ICE's growth strategy is to pursue internal growth through its internal and independent marketing venues and to acquire complementary merchant portfolios. Through the use of its agent and direct sales relationships, ICE obtains new merchant accounts by offering merchants technologically advanced products and services with better levels of service than those obtainable from other sources. In addition to increasing its penetration of the small merchant segment internally, management intends to continue ICE's growth through select acquisitions of existing ISO's and agents and by the purchase of merchant portfolios from banks, processors and other independent sales organizations, assuming adequate financing and acceptable transaction terms are achieved.

                                    MARKETING

ICE's marketing strategy is to solicit prospective merchants primarily through independent outside agents and through our internal sales force. Our internal sales force relies primarily on direct mailings which generate inbound call activity from prospective merchants. Our independent outside agents use a variety of self-directed marketing methods to reach potential merchants. Under these arrangements, ICE obtains the exclusive endorsement of the outside agents.

                                  ACQUISITIONS

ICE expects to acquire selected ISO's, agents and merchant portfolios that complement ICE's existing customer base of small to medium-sized merchants. ICE will perform an extensive review of the cash flow characteristics of each portfolio held, the types of business conducted therein, the credit status of the merchants in the portfolio, ICE's ability to control attrition of the portfolio and the opportunities the portfolio provides for revenue enhancement and cost reduction. ICE will then determine a valuation for each acquisition opportunity based on a combination of these factors.

Management believes the consolidation activity in the transaction processing industry offers ICE several opportunities for complimentary acquisitions and portfolio purchases. ICE's past management experience, established infrastructure, coupled with operating efficiencies, should enhance ICE's ability to successfully integrate select acquisitions and related merchant portfolios on a cost-effective basis.

Smaller ISO's and agents are ICE's primary source of anticipated acquisitions and portfolio acquisitions. It is not uncommon for the smaller ISO and agent to have built merchant portfolios to the limits of their servicing capabilities, are facing increasing competitive pressures from larger, lower cost providers and/or are seeking additional liquidity. Another source of portfolio acquisitions are commercial banks which, in an effort to lower their internal overhead, often sell or outsource their credit card servicing operations, creating the opportunity for buyers to acquire the existing merchant portfolio. Often, the small-merchant portion of these portfolios is viewed as being unattractive by acquiring banks or third-party processors and can be acquired at favorable terms. Management believes that select ISO and agent acquisitions, as well as portfolio acquisitions, will continue to be an important source of our overall revenue growth in the immediate future.

                            PROCESSING RELATIONSHIPS

ICE markets credit and debit card based payment processing services pursuant to a contractual relationship (the "Processing Agreement") with Wells Fargo Bank, a processing bank and member of Visa and MasterCard and Cardservice International, Inc. ("Cardservice"). The Processing Agreement provides that Wells Fargo Bank will process merchant credit card transactions as an Acquiring bank and that Cardservice is responsible for all other processing and accounting functions relating to the clearing and settlement of credit card transactions, including merchant processing and settlement; merchant credit research; merchant activation and approval; merchant security and recovery; merchant customer services; merchant chargeback and retrieval services; and other related back office services. The Processing Agreement provides ICE is paid a percentage of its aggregate merchant's gross processing revenue and ancillary fees, on a monthly basis, for as long as the merchants utilize Cardservice processing services and ICE is in compliance with the Processing Agreement.

Under the Processing Agreement ICE bears no liability for any unfulfilled chargebacks or merchant fraud. The Processing Agreement may be terminated by any of the parties in the event of default of obligations, insolvency or receivership, or failure to make payments when due or to abide by the rules and regulations of Visa and MasterCard. ICE solicits, on a non-exclusive basis, merchants to process transactions under the Processing Agreement.

The Processing Agreement contains aspects of both marketing and service. The marketing portions of the agreements permit ICE and its authorized agents to originate new merchants on an exclusive basis, which then enter into contractual agreements with Wells Fargo and Cardservice for processing of credit card transactions. The service portion of the agreements permits ICE to provide appropriate service (including terminal programming and shipping, employee training, equipment supply and repair and operational support) to the merchants solicited to process under the Processing Agreement. Although the marketing portion of the Processing Agreement is limited as to time, the service portion is not. Accordingly, ICE has a right to continue to receive revenues under the Processing Agreement, so long as ICE remains in compliance with the provisions of the Processing Agreement.


                                MERCHANT CLIENTS

ICE serves a diverse portfolio of small to medium-sized merchant clients, primarily in general retail industries. Currently, no one customer accounts for more than 10.0% of ICE's charge volume. This client diversification has contributed to ICE's growth despite the varying economic conditions of the regions in which its merchants are located.

Merchant attrition is an expected aspect of the credit card processing business. Historically, ICE's attrition has related to merchants going out of business, merchants returning to local processing banks or merchants transferring to competitors for rates ICE was unwilling to match.

Merchant fraud is another expected aspect of the credit card processing business. Generally, ICE is not responsible for fraudulent credit card transactions of its merchants. Examples of merchant fraud include inputting false sales transactions or false credits. The parties to the Processing Agreement monitor merchant charge volume, average charge and number of transactions, as well as check for unusual patterns in the charges, returns and chargebacks processed. As part of its fraud avoidance policies, ICE generally will not process for certain types of businesses which provide future services wherein incidents of fraud have been common. Generally, ICE is not responsible for cardholder fraud.

                                MERCHANT SERVICES

Management believes providing cost-effective, reliable and responsible service is an effective method of retaining merchant clients. ICE maintains personnel and systems necessary for providing such services directly to merchants and has developed a comprehensive program involving consultative problem solving and account management. ICE maintains a help desk to respond to inquiries from merchants regarding terminal, communication and training issues. Service personnel provide terminal application consultation by telephone and regularly reprogram terminals via telephone lines to accommodate particular merchant needs regarding program enhancements, terminal malfunctions and Visa and MasterCard regulations. In addition, merchants may obtain direct, personal assistance in reconciling network and communications problems, including problems with network outages and local phone company services. ICE continually reviews its customer service program to further enhance the customer service it provides and to accommodate future growth of ICE's merchant base. ICE routinely sells or leases POS equipment to its merchant customers. ICE's terminals are "down-loadable," meaning additional services, such as authorization or payment services for additional credit cards, can be installed in the terminal electronically from ICE's offices without the necessity of replacement equipment or an on-site installation visit. Additionally, peripheral equipment such as pin pads and printers can easily be forwarded to the merchants upon request. ICE also loans, tests and ships POS equipment directly to merchant locations, and provides complete repair-or-replacement services for malfunctioning terminals. Generally, ICE can arrange for delivery of replacement terminals by overnight courier.

                                   COMPETITION

The market for providing electronic bank card authorization and payment systems to retail merchants is highly competitive. ICE competes in this market primarily on the basis of price, technological capability, customer service and breadth of product and services. Many small and large companies compete with us in providing payment processing services and related services for card-not-present and card-present transactions to a wide range of merchants. There are a number of large transaction processors, including First Data Merchant Services Corporation, National Processing, Inc., Global Payments, Inc. and NOVA Information Systems, Inc. (a subsidiary of U.S. Bancorp), that serve a broad market spectrum from large to small merchants and provide banking, ATM and other payment-related services and systems in addition to card-based payment processing. There are also a large number of smaller transaction processors that provide various services to small and medium sized merchants. Many of our competitors have substantially greater capital resources than ICE and operate as subsidiaries of financial institutions or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. We believe that our specific focus on small to medium size merchants and our breadth of products and services, in addition to our understanding of the needs and risks associated with providing payment processing services to these merchants and ISOs, gives ICE a competitive advantage over larger competitors, which have a broader market perspective and often are not able to accommodate the demands of small to medium size merchants.


THE BUSINESS OF OUR SUBSIDIARY GTL

                                BUSINESS SUMMARY

GTL is a rapidly growing commercial finance company that leases and rents POS equipment to small and medium sized merchants. The POS equipment is utilized by merchants in their daily operations to process credit and debit card transactions. The cost of POS equipment financed by GTL ranges in amount from $400 to $5,000, with an average amount financed of approximately $1,600 and an average lease term of 48 months. GTL does not market its services directly to merchants, but sources leasing transactions through a nationwide network of over 500 ISOs. GTL uses an industry standard risk-adjusted pricing model for credit approval and underwriting. All of the leases originated by GTL are currently for POS equipment which authorize card-based payment transactions. POS equipment includes a POS terminal capable of reading a cardholder's account information from the card's magnetic stripe or computer chip and combining this information with the amount of sale entered via a POS terminal keypad, or POS software used on a personal computer to process a sale. The terminal electronically transmits the sale and cardholder information over a communications network to a data center and then displays the returned authorization or verification response on the POS terminal. GTL accepts lease applications via the internet, facsimile, e-mail and direct mail.

GTL originates leases for POS equipment that typically has limited distribution channels and high selling costs. GTL facilitates the sale of POS equipment by

ISOs by making the equipment available to the ISO's customers for a small monthly lease payment rather than a high initial purchase price. GTL primarily leases and rents low-priced POS equipment to small to medium sized merchants. GTL originates leases in all 50 states of the United States. As of December 31, 2003 and 2002, leases in California, Texas, Florida, Washington and Colorado accounted for approximately 54% of the Company's business. Only California accounted for more than 10% of the total business as of December 31, 2002 and 2003 at approximately 19%. None of the remaining states accounted for more than 10% of such total.


                            TERMS OF EQUIPMENT LEASES

Substantially all equipment leases originated or acquired by GTL are non-cancelable. In a typical lease transaction, GTL originates leases for merchants referred to it by ISOs and buys the underlying POS equipment from the referring ISO upon the funding of an approved application. Leases are structured with limited recourse to the referring ISO, with risk of loss in the event of default by the merchant-lessee residing with GTL in most cases. GTL sells a majority of its leases on a discounted cash flow basis and retains a small portfolio. GTL performs processing, billing and collection functions for leases held and not resold.

GTL leases are originated with a schedule of payments that are sufficient in aggregate to cover the borrowing costs and the costs of the underlying equipment, and to provide an appropriate margin to GTL or its assignee. Throughout the term of the lease, GTL or its assignee is able to charge late fees, prepayment penalties, loss and damage waiver fees and other service fees, when applicable. Initial terms of the leases in GTL's portfolio and those sold generally range from 12 to 48 months, with an average initial term of 46 months as of December 31, 2003. GTL offers 12, 24, 36, and 48 month "fair market value" lease products, with an option at the end of the lease for the merchant to, (a) purchase the equipment for its then "fair market value," (b) return the equipment, or (c) continue to rent the equipment on a month-to-month basis. GTL's principal product is a 48 month lease that provides a $1,900 POS equipment terminal, for which a merchant pays an average of $52 per month. The average residual value of the POS equipment is $250-$350.

The terms and conditions of all GTL leases are substantially similar. In most cases, the agreements require merchant-lessees to: (i) maintain, service and operate the equipment in accordance with the manufacturer's and government-mandated procedures; (ii) insure the equipment against property and casualty loss; (iii) pay all taxes associated with the equipment; and (iv) make all scheduled contract payments regardless of the performance of the equipment. GTL's standard lease forms provide that in the event of a default by the merchant-lessee, GTL can require payment of liquidated damages and can seize and remove the equipment for subsequent sale, refinancing or other disposal at its discretion. Any additions, modifications or upgrades to the equipment, regardless of the source of payment, are automatically incorporated into, and deemed a part of, the equipment financed.

GTL seeks to protect itself from certain credit exposure by entering into limited recourse agreements with its referring ISOs, under which the ISO agrees to reimburse GTL for payment of defaulted amounts under certain circumstances, primarily merchant-lessee defaults within the first month following lease origination, and upon evidence of ISO error or misrepresentation in connection with the origination of a merchant-lease or contract.

                                 MARKET OUTLOOK

In many respects, the market for microticket POS equipment leasing closely parallels that of the merchant acquiring business. In other words, the same agents and ISOs that solicit merchant account applications are the primary conduit for new lease applications. Consistent with the exponential growth of card-based payment methods, the deployment of POS equipment is expected to undergo similar growth. According to the Nilson Report, the number of POS terminals installed worldwide is projected to grow from approximately 35 million currently to 60 million by the end of the decade. Furthermore, as a result of technological advances in communications, the industry is believed to be on the verge of certain replacement of significant numbers of existing POS terminals. Internet protocol-based technologies, in particular, dramatically reduce the time it takes to process a card payment versus traditional dial-up POS terminals. Consumer demand for faster transactions is expected to drive merchants to broadly adopt the technologies.

                                    MARKETING

Management believes that GTL has developed a strong reputation in the industry for offering lease programs, customer service, and training that are well suited to the needs of small to mid-size ISOs. GTL does not market its services directly to merchants, but sources leasing transactions through a nationwide network of over 500 ISOs. These ISOs originated approximately 5,500 GTL leases in 2003. One ISO accounted for approximately 40% and 35% of all originations during the years ended December 31, 2002, and 2003, respectively. Another ISO accounted for approximately 5% of all originations during the years ended December 31, 2002 and 2003, respectively. No other ISO accounted for more than 10% of the Company's origination volume during the years ended December 31, 2002, or 2003.

GTL does not sign exclusive agreements with its referring ISOs. These ISOs interact with merchants directly and typically market not only POS equipment, but also lease financing through GTL and merchant processing services.

A majority of GTL's referring ISOs are obtained through word-of-mouth and direct contact by either the ISO or GTL. Typically, an interested ISO contacts GTL to inquire about the rates and other specifics of GTL's various leasing programs. In addition, GTL actively solicits the leasing business of many ISOs through direct contact by management. GTL actively promotes its name and reputation within the industry by utilizing a combination of print advertising and attendance at major industry trade shows.

                                USE OF TECHNOLOGY

GTL's business is operationally intensive, due in part to the small average dollar amount financed per lease transaction. Accordingly, technology is critical in keeping servicing costs to a minimum while providing quality customer service.

GTL has developed Lease Manager(TM), an application processing, credit approval and Report Writing tool. Using Lease Manager (TM), information can be tracked on individual transactions from credit entry stage through funding at multiple levels. While maintaining the ability to use software to automatically score credits, GTL prefers to have each transactions reviewed by credit personnel. GTL also offers FAXLEASE, a program that allows an ISO to submit applications by telecopy or e-mail to a GTL representative, receive approval, and complete a lease financing from a merchant-lessee's location. By assisting its ISOs in providing timely, convenient and competitive financing for their POS equipment and offering ISOs a variety of value-added services, GTL simultaneously promotes POS equipment leases and the utilization of GTL as the preferred finance provider, thus differentiating GTL from its competitors.

GTL has used its proprietary software that uses our credit scoring model to generate generic and individual program pricing of its leases commensurate with the risk assumed. The software determines the price at which the lease can be underwritten and corresponding anticipated margins. GTL uses credit scoring in most of all leases underwritten.

                                  UNDERWRITING

The nature of GTL's business requires two levels of review in connection with the underwriting of a POS equipment lease: the first focuses on the merchant that will be leasing the POS equipment and the second focuses on the referring ISO. The approval process begins with the submission by telephone, facsimile or electronic transmission of a credit application by the ISO. Upon submission, GTL conducts its own independent credit investigation of the potential merchant-lessee through recognized commercial credit reporting agencies such as Experian, Equifax and TransUnion. GTL's scoring system and staff evaluate this information plus that supplied on the credit application. Following the scoring of the credit, GTL's credit department analyzes both the quality and amount of credit history that was presented to determine a final score. GTL uses this information to underwrite a broad range of credit risks and provide leasing in situations where traditional credit sources may be unable or unwilling to provide such financing. The credit scoring model has been used by some of the largest lessors in the micro-ticket sector for the last 12 years. In situations where the amount financed is over $4,500, GTL requires additional information in the form of financial statements and references from the potential merchant-lessee. In certain instances, GTL will require the merchant-lessee to provide verification of its businesses credentials, size and history.

The second aspect of the credit decision involves an assessment of the originating ISO. GTL referring ISOs undergo both an initial screening process and ongoing evaluation, including an examination of ISO portfolio credit quality and performance, lessee complaints, cases of fraud or misrepresentation, aging studies, number of applications and conversion rates for applications. This ongoing assessment enables GTL to manage its ISO relationships, including ending relationships with poorly performing ISOs.

Upon credit approval, GTL requires receipt of signed lease documentation on GTL's standard lease form before funding. Once the POS equipment is shipped and installed, the ISO invoices GTL, and thereafter, GTL verifies that the merchant-lessee has received and accepted the equipment. Upon the merchant-lessee authorizing payment to the ISO, the lease is forwarded to the GTL's funding and documentation department for funding, transaction accounting, and potential resale.

                            SERVICING AND COLLECTIONS

GTL performs all servicing functions on its leases which are not resold. Servicing responsibilities generally include billing, processing payments, remitting payments to ISOs, paying taxes and insurance and performing collection and liquidation functions.

GTL uses Lease Manager (TM) to handle application tracking, invoicing, and payment processing, and report writing for all leases. GTL also uses an internally developed software program for ACH debiting and collections on its internal lease portfolio. The system is linked with bank accounts for payment processing and provides for direct withdrawal of lease payments. GTL monitors delinquent accounts on internal portfolios as well as those held in sold portfolios. GTL works closely with its funding sources to enhance its customer service and collection efforts. GTL uses outside collection agencies and attorneys to collect funds due from ISOs based on defaults, fraud and misrepresentation.

                                   COMPETITION

The microticket leasing and financing industry is competitive and fragmented. GTL competes for customers with a small number of major national finance companies, including Lease Finance Group, a subsidiary if CIT Financial, Inc. Northern Leasing Systems, Inc. and its subsidiary Golden Eagle Leasing, Inc. and a large number of small finance companies. GTL's competitors also include POS equipment manufacturers that lease or finance the sale of their own products. While the market for microticket financing has traditionally been fragmented, GTL could also be faced with competition from small- or large-ticket leasing companies that could use their expertise in those markets to enter and compete in the microticket financing market. GTL's competitors include larger, more established companies, some of which possess substantially greater financial, marketing and operational resources than GTL, including a lower cost of funds and access to capital markets and to other funding sources which may be unavailable to GTL.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION

We have no patents, trademarks, franchises, concessions, royalty agreements or labor contracts.

EMPLOYEES

As of December 31, 2003, we had 32 full-time employees, and 1 part time employees. Management believes that its relationship with its employees is excellent. None of our employees are members of a collective bargaining unit.

RISK FACTORS

In addition to the risks and other considerations discussed elsewhere in this annual report, set forth below is a discussion of certain risk factors relating to our business and operations. These risk factors are drafted in "Plain English" format in accordance with Rule 421 of the Securities Act. Accordingly, references to "we" and "our" refer to ICE and its subsidiaries.

                         RISKS RELATING TO OUR BUSINESS

WE HAVE A HISTORY OF OPERATING LOSSES AND WILL NEED TO GENERATE SIGNIFICANT REVENUES TO ACHIEVE OR MAINTAIN OUR PROFITABILITY.

Since inception, we have been engaged in start-up activities relating to the establishment of our payment processing business and developing a portfolio of merchant accounts to grow our business, both of which require substantial capital and other expenditures. As a result, we have not sustained profitability, and may continue to incur losses in the future. We had a net loss before income taxes of $546,896 for the year ended December 31, 2003 and a net loss before income taxes of $17,406 for the year ended December 31, 2002. We expect our cash needs to increase significantly for the next several years as we:

o acquire additional payment processing businesses and portfolios of merchant accounts;
o increase awareness of our services;
o expand our customer support and service operations;
o hire additional marketing, customer support and administrative personnel; and
o implement new and upgraded operational and financial systems, procedures and controls.

As a result of these continuing expenses, we need to generate significant revenues to achieve and maintain profitability. If we do not continue to increase our revenues, our business, results of operations and financial condition could be materially and adversely affected.

WE RELY ON BANK SPONSORS, WHICH HAVE SUBSTANTIAL DISCRETION WITH RESPECT TO CERTAIN ELEMENTS OF OUR BUSINESS PRACTICES, IN ORDER TO PROCESS BANKCARD TRANSACTIONS; IF THESE SPONSORSHIPS ARE TERMINATED AND WE ARE NOT ABLE TO SECURE OR SUCCESSFULLY MIGRATE MERCHANT PORTFOLIOS TO NEW BANK SPONSORS, WE WILL NOT BE ABLE TO CONDUCT OUR BUSINESS.

Because we are not a bank, we are unable to belong to and directly access the Visa and MasterCard bankcard associations. Visa and MasterCard operating regulations require us to be sponsored by a bank in order to process bankcard transactions. We are currently registered with Visa and MasterCard through the sponsorship of Wells Fargo Bank which is a member of the card associations. If this sponsorship is terminated and we are unable to secure a bank sponsor, we will not be able to process bankcard transactions. Furthermore, our agreements with our sponsoring bank gives the sponsoring bank substantial discretion in approving certain elements of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants, the processing fees that we charge, our customer service levels and our use of independent sales organizations. We cannot guarantee that our sponsoring banks' actions under these agreements will not be detrimental to us.

IF WE OR OUR BANK SPONSOR FAILS TO ADHERE TO THE STANDARDS OF THE VISA AND MASTERCARD CREDIT CARD ASSOCIATIONS, OUR REGISTRATIONS WITH THESE ASSOCIATIONS COULD BE TERMINATED AND WE COULD BE REQUIRED TO STOP PROVIDING PAYMENT PROCESSING SERVICES FOR VISA AND MASTERCARD.

Substantially all of the transactions we process involve Visa or MasterCard. If we or our bank sponsor fails to comply with the applicable requirements of the Visa and MasterCard credit card associations, Visa or MasterCard could suspend or terminate our registration. The termination of our registration or any changes in the Visa or MasterCard rules that would impair our registration could require us to stop providing payment processing services.

WE RELY ON OTHER CARD PAYMENT PROCESSORS AND SERVICE PROVIDERS; IF THEY FAIL OR NO LONGER AGREE TO PROVIDE THEIR SERVICES, OUR MERCHANT RELATIONSHIPS COULD BE ADVERSELY AFFECTED AND WE COULD LOSE BUSINESS.

We rely on agreements with other large payment processing organizations, primarily Cardservice International, Inc., a subsidiary of First Data Merchant Services Corporation, to enable us to provide card authorization, data capture, settlement and merchant accounting services and access to various reporting tools for the merchants we serve. Many of these organizations and service providers are our competitors and we do not have long-term contracts with any of them. Typically, our contracts with these third parties are for one-year terms and are subject to cancellation upon limited notice by either party.

The termination by our service providers of their arrangements with us or their failure to perform their services efficiently and effectively may adversely affect our relationships with the merchants whose accounts we serve and may cause those merchants to terminate their processing agreements with us.

TO ACQUIRE AND RETAIN MERCHANT ACCOUNTS, WE DEPEND ON AGENTS AND ISOS THAT DO NOT SERVE US EXCLUSIVELY.

We rely primarily on the efforts of agents and ISOs to market our services to merchants seeking to establish an account with a payment processor. ISOs are companies that seek to introduce both newly-established and existing small merchants, including retailers, restaurants and service providers, such as physicians, to providers of transaction payment processing services. Many of the ISOs that refer merchants to us are not exclusive to us and many of them have the right to refer merchants to other service providers. Our failure to maintain our relationships with our existing agents and ISOs and those serving other service providers that we may acquire, and to recruit and establish new relationships with other agents and ISOs, could adversely affect our revenues and internal growth and increase our merchant attrition.

ON OCCASION, WE EXPERIENCE INCREASES IN INTERCHANGE AND SPONSORSHIP FEES; IF WE CANNOT PASS THESE INCREASES ALONG TO OUR MERCHANTS, OUR PROFIT MARGINS WILL BE REDUCED.

We pay interchange fees or assessments to card associations for each transaction we process using their credit and debit cards. From time to time, the card associations increase the interchange fees that they charge processors and the sponsoring banks. For example, Visa last increased its interchange fees for retail transactions by an average of 2.8% in October 2002. In its sole discretion, our sponsoring bank has the right to pass any increases in interchange fees on to us. In addition, our sponsoring bank may seek to increase its Visa and MasterCard sponsorship fees to us, all of which are based upon the dollar amount of the payment transactions we process. If we are not able to pass these fee increases along to merchants through corresponding increases in our processing fees, our profit margins will be reduced.

THE LOSS OF KEY PERSONNEL OR DAMAGE TO THEIR REPUTATIONS COULD ADVERSELY AFFECT OUR RELATIONSHIPS WITH AGENTS, ISOS, CARD ASSOCIATIONS, BANK SPONSORS AND OUR OTHER SERVICE PROVIDERS, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS.

Our success depends upon the continued services of our senior management and other key employees, in particular Jonathan Severn, our Chairman and President, many of whom have substantial experience in the payment processing industry and the small merchant markets in which we offer our services. In addition, our success depends in large part upon the reputation and influence within the industry of Mr. Severn, who has, along with our other senior managers, over their years in the industry, developed long standing and highly favorable relationships with agents, ISOs, card associations, bank sponsors and other payment processing and service providers. We would expect that the loss of the services of one or more of our key employees, particularly Mr. Severn, would have an adverse effect on our operations. We would also expect that any damage to the reputation of our senior managers, including Mr. Severn, would adversely affect our business. We do not maintain any "key person" life insurance on any of our employees, including Mr. Severn.

THE PAYMENT PROCESSING INDUSTRY IS HIGHLY COMPETITIVE AND SUCH COMPETITION IS LIKELY TO INCREASE, WHICH MAY FURTHER ADVERSELY INFLUENCE OUR PRICES TO MERCHANTS, AND AS A RESULT, OUR PROFIT MARGINS.

The market for card processing services is highly competitive. The level of competition has increased in recent years, and other providers of processing services have established a sizable market share in the small merchant processing sector. Some of our competitors are financial institutions, subsidiaries of financial institutions or well-established payment processing companies that have substantially greater capital and technological, management and marketing resources than we have. There are also a large number of small providers of processing services that provide various ranges of services to small and medium sized merchants. This competition may influence the prices we can charge and requires us to control costs aggressively in order to maintain acceptable profit margins. In addition, our competitors continue to consolidate as large banks merge and combine their networks. This consolidation may also require that we increase the consideration we pay for future acquisitions and could adversely affect the number of attractive acquisition opportunities presented to us.

INCREASED ATTRITION IN MERCHANT CHARGE VOLUME DUE TO AN INCREASE IN CLOSED MERCHANT ACCOUNTS THAT WE CANNOT ANTICIPATE OR OFFSET WITH NEW ACCOUNTS MAY REDUCE OUR REVENUES.

We experience attrition in merchant charge volume in the ordinary course of business resulting from several factors, including business closures, transfers of merchants' accounts to our competitors and account "closures" that are initiated due to heightened credit risks relating to, and contract breaches by, a merchant. In addition, substantially all of our processing contracts with merchants may be terminated by either party on relatively short notice, allowing merchants to move their processing accounts to other providers with minimal financial liability and cost. Increased attrition in merchant charge volume may have a material adverse effect on our financial condition and results of operations. We cannot predict the level of attrition in the future, particularly in connection with our acquisitions of portfolios of merchant accounts. If we are unable to increase our transaction volume and establish accounts with new merchants in order to counter the effect of this attrition, or, if we experience a higher level of attrition in merchant charge volume than we anticipate, our revenues will decrease.

WE FACE UNCERTAINTY ABOUT ADDITIONAL FINANCING FOR OUR FUTURE CAPITAL NEEDS, WHICH MAY PREVENT US FROM GROWING OUR BUSINESS.

To achieve our business objectives we will require significant additional financing for working capital and capital expenditures that we may raise through public or private sales of our debt and equity securities, joint ventures and strategic partnerships. No assurance can be given that such additional funds will be available to us on acceptable terms, if at all. When we raise additional funds by issuing equity securities, dilution to our existing stockholders will result. If adequate additional funds are not available to us, we may be required to significantly curtail the development of one or more of our projects and our projections and results of operations would be materially and adversely affected.

WE CURRENTLY RELY SOLELY ON COMMON LAW TO PROTECT OUR INTELLECTUAL PROPERTY; SHOULD WE SEEK ADDITIONAL PROTECTION IN THE FUTURE, WE MAY FAIL TO SUCCESSFULLY REGISTER OUR TRADEMARKS, CAUSING US TO POTENTIALLY LOSE OUR RIGHTS TO USE THESE MARKS.

Currently, we do not have any patents, copyrights or registered marks. We rely on common law rights to protect our marks and logos. We do not rely heavily on the recognition of our marks to obtain and maintain business. We intend to apply for trademark registration for certain of our marks. However, we cannot assure you that any such applications will be approved. Even if they are approved, these trademarks may be successfully challenged by others or invalidated. If our trademark registrations are not approved because third parties own these trademarks, our use of these trademarks will be restricted or completely prohibited unless we enter into agreements with these parties which may not be available on commercially reasonable terms, or at all.

NEW AND POTENTIAL GOVERNMENTAL REGULATIONS DESIGNED TO PROTECT OR LIMIT ACCESS TO CONSUMER INFORMATION COULD ADVERSELY AFFECT OUR ABILITY TO PROVIDE THE SERVICES WE PROVIDE OUR MERCHANTS.

Due to the increasing public concern over consumer privacy rights, governmental bodies in the United States and abroad have adopted, and are considering adopting additional laws and regulations restricting the purchase, sale and sharing of personal information about customers. For example, the Gramm-Leach-Bliley Act requires non-affiliated third party service providers to financial institutions to take certain steps to ensure the privacy and security of consumer financial information. We believe our present activities fall under exceptions to the consumer notice and opt-out requirements contained in this law for third party service providers to financial institutions. The law, however, is new and there have been very few rulings on its interpretation. We believe that current legislation permits us to access and use this information as we do now. The laws governing privacy generally remain unsettled, however, even in areas where there has been some legislative action, such as the Gramm-Leach-Bliley Act and other consumer statutes, it is difficult to determine whether and how existing and proposed privacy laws will apply to our business. Limitations on our ability to access and use customer information could adversely affect our ability to provide the services we offer to our merchants or could impair the value of these services.

Several states have proposed legislation that would limit the uses of personal information gathered using the Internet. Some proposals would require proprietary online service providers and website owners to establish privacy policies. Congress has also considered privacy legislation that could further regulate use of consumer information obtained over the Internet or in other ways. The Federal Trade Commission has also recently settled a proceeding with one on-line service regarding the manner in which personal information is collected from users and provided to third parties. Our compliance with these privacy laws and related regulations could materially affect our operations.

Changes to existing laws or the passage of new laws could, among other things:

o create uncertainty in the marketplace that could reduce demand for our services;
o limit our ability to collect and to use merchant and cardholder data;
o increase the cost of doing business as a result of litigation costs or increased operating costs; or
o in some other manner have a material adverse effect on our business, results of operations and financial condition.

WE DO NOT INTEND TO PAY CASH DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE.

We currently anticipate that we will retain all future earnings, if any, to finance the growth and development of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our board of directors.

GLOBALTECH LEASING IS ENGAGED IN MICROTICKET LEASING OF POINT-OF-SALE RELATED APPLIANCES. BY NATURE, THIS ACTIVITY CARRIES A HIGH RATE OF LEASE DEFAULT THAT, IF EXCESSIVE, CAN RESULT IN A SUBSTANTIAL WRITE-OFF OF OUR LEASE PORTFOLIO AND FURTHER IMPAIR PROFITABILITY.

GlobalTech Leasing, Inc., our equipment leasing subsidiary, is focused on providing microticket leasing (generally less than $5,000) through nation-wide vendors of equipment in defined niche markets that are not served by traditional lessors. GlobalTech Leasing's primary market is that of point-of-sale equipment, the leases for which currently account for nearly its entire portfolio. GlobalTech leasing originates its leases directly with the equipment end-user, which for point-of-sale equipment is most often a merchant. GlobalTech Leasing's microticket leasing business is characterized by high incidences of delinquencies, which in turn can lead to significant levels of loan losses.

Revenues and results of operations could be substantially impaired if existing lease loss reserves prove inadequate or leases originated in the future experience a default rate greater than that for which reserves are established at the time of inception.

THE LOSS OF ONE OR MORE OF OUR KEY GLOBALTECH LEASING CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUES AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

GlobalTech Leasing has derived, a significant portion of its revenues from a limited number of large customers. For the fiscal years ended December 31, 2002 and 2003, respectively GlobalTech Leasing's largest customer accounted for 40% and 36% of its net revenue.

GLOBALTECH LEASING'S INABILITY TO ACQUIRE SUFFICIENT CREDIT LINES COULD ADVERSELY AFFECT FUTURE REVENUE GROWTH.

GlobalTech Leasing currently sells a majority of its leases on a daily basis to an outside financial institution. Our projections and future growth rely to a significant extent on obtaining lines of credit that will allow us to hold leases originated by us to and beyond the original term, resulting in a greater yield to us. In the event we are unable to secure sufficient credit lines or if we were unable to sell our leases to an outside financial institution our results of operations and financial condition could be materially and adversely affected.

                         RISKS RELATING TO ACQUISITIONS

We intend to acquire other providers of payment processing services and portfolios of merchant processing accounts. These acquisitions entail risks in addition to those incidental to the normal conduct of our business.

REVENUES GENERATED BY ACQUIRED BUSINESSES OR ACCOUNT PORTFOLIOS MAY BE LESS THAN ANTICIPATED, RESULTING IN LOSSES OR A DECLINE IN PROFITS, AS WELL AS POTENTIAL IMPAIRMENT CHARGES.

In evaluating and determining the purchase price for a prospective acquisition, we estimate the future revenues from that acquisition based on the historical transaction volume of the acquired provider of payment processing services or portfolio of merchant accounts. Following an acquisition, it is customary to experience some attrition in the number of merchants serviced by an acquired provider of payment processing services or included in an acquired portfolio of merchant accounts. Should the rate of post-acquisition merchant attrition exceed the rate we have forecasted, the revenues generated by the acquired providers of payment processing services or portfolio of accounts may be less than we estimated, which could result in losses or a decline in profits, as well as potential impairment charges.

WE MAY FAIL TO UNCOVER ALL LIABILITIES OF ACQUISITION TARGETS THROUGH THE DUE DILIGENCE PROCESS PRIOR TO AN ACQUISITION, EXPOSING US TO POTENTIALLY LARGE, UNANTICIPATED COSTS.

Prior to the consummation of any acquisition, we perform a due diligence review of the provider of payment processing services or portfolio of merchant accounts that we propose to acquire. Our due diligence review, however, may not adequately uncover all of the contingent or undisclosed liabilities we may incur as a consequence of the proposed acquisition.

WE MAY ENCOUNTER DELAYS AND OPERATIONAL DIFFICULTIES IN COMPLETING THE NECESSARY TRANSFER OF DATA PROCESSING FUNCTIONS AND CONNECTING SYSTEMS LINKS REQUIRED BY AN ACQUISITION, RESULTING IN INCREASED COSTS FOR, AND A DELAY IN THE REALIZATION OF REVENUES FROM, THAT ACQUISITION.

The acquisition of a provider of payment processing services, as well as a portfolio of merchant processing accounts, requires the transfer of various data processing functions and connecting links to our systems and those of our own third party service providers. If the transfer of these functions and links does not occur rapidly and smoothly, payment processing delays and errors may occur, resulting in a loss of revenues, increased merchant attrition and increased expenditures to correct the transitional problems, which could preclude our attainment of, or reduce, our profits.

SPECIAL NON-RECURRING AND INTEGRATION COSTS ASSOCIATED WITH ACQUISITIONS COULD ADVERSELY AFFECT OUR OPERATING RESULTS IN THE PERIODS FOLLOWING THESE ACQUISITIONS.

In connection with some acquisitions, we may incur non-recurring severance expenses, restructuring charges and change of control payments. These expenses, charges and payments, as well as the initial costs of integrating the personnel and facilities of an acquired business with those of our existing operations, may adversely affect our operating results during the initial financial periods following an acquisition. In addition, the integration of newly acquired companies may lead to diversion of management attention from other ongoing business concerns.

OUR FACILITIES, PERSONNEL AND FINANCIAL AND MANAGEMENT SYSTEMS MAY NOT BE ADEQUATE TO EFFECTIVELY MANAGE THE FUTURE EXPANSION WE BELIEVE NECESSARY TO INCREASE OUR REVENUES AND REMAIN COMPETITIVE.

We anticipate that future expansion will be necessary in order to increase our revenues. In order to effectively manage our expansion, we may need to attract and hire additional sales, administrative, operations and management personnel. We cannot assure you that our facilities, personnel and financial and management systems and controls will be adequate to support the expansion of our operations, and provide adequate levels of service to our merchants, agents and ISOs. If we fail to effectively manage our growth, our business could be harmed.

                          RISKS RELATING TO THE MARKET

THE POSSIBLE RULE 144 SALES BY EXISTING SHAREHOLDERS MAY HAVE AN ADVERSE EFFECT ON THE MARKET VALUE OF THE COMPANY AND THE PRICE OF THE STOCK.

16,272,751 of the our presently outstanding 18,981,248 shares of Common Stock are "restricted securities" for purposes of the federal securities laws, and in the future they may be sold in compliance with Rule 144 adopted under the Act. Rule 144 provides in part that a person who is not an affiliate and who holds restricted securities for a period of two years may sell all or part of such securities. In addition, since we will be filing certain informational reports with the Securities and Exchange Commission, and if certain other conditions are satisfied, Rule 144 will allow a person (including an affiliate) holding restricted securities for a period of one year to sell each three months, provided he or she is not part of a control group acting in concert to sell, an amount equal to the greater of the average weekly reported trading volume of the stock during the four calendar weeks preceding the sale, or one percent of the our outstanding common stock. We cannot predict the effect, if any, that any such sales of common stock, or the availability of such common stock for sale, may have on the market value of the common stock prevailing from time to time. Sales of substantial amounts of common stock by shareholders, particularly if they are affiliates, could have a material adverse effect upon the market value of the common stock.

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

ITEM 2.   DESCRIPTION OF PROPERTY.

         Our principal executive offices are located in approximately 13,000 square feet of leased office space at 300 Esplanade Drive, 19th Floor, Oxnard, California 93036. We believe that these facilities are adequate for our current operations and, if necessary, can be replaced with little disruption to our company.

ITEM 3.   LEGAL PROCEEDINGS.

         There are no material legal proceedings pending or, to our knowledge, threatened against us or any of our subsidiaries.

ITEM 4.   SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS.

         There have been no matters submitted to the Company's security holders.


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          (a)      Market Information.

         The Company's common stock is currently traded on the OTC Bulletin Board System under the symbol "ICRD." The following table sets forth, for the periods indicated, the high and low closing bid prices for the common stock of the Company as reported on said system (or as may have been previously reported on the Over the Counter Bulletin Board System). The bid prices reflect inter-dealer quotations, do not include retail mark-ups, mark-downs or commissions, and do not necessarily reflect actual transactions. The high and low closing bid prices prior to October 3, 2003 have been adjusted to reflect the Company's one (1) share for each two (2) shares outstanding reverse stock split on such date.


                              Quarter ended 3/31/02

                              High              Low
                              ----              ---
                              $2.30           $1.32


                              Quarter ended 6/30/02

                              High              Low
                              ----              ---
                              $1.34            $.14

                              Quarter ended 9/30/02

                              High              Low
                              ----              ---
                              $.26             $.22

                               Year ended 12/31/02

                              High              Low
                              ----              ---
                              $.24             $.12

                              Quarter ended 3/31/03

                              High              Low
                              ----              ---
                              $.64             $.24

                              Quarter ended 6/30/03

                              High              Low
                              ----              ---
                              $.80             $.44

                              Quarter ended 9/30/03

                              High              Low
                              ----              ---
                              $.94             $.58

                               Year ended 12/31/03

                              High              Low
                              ----              ---
                              $.98             $.76


On April 30, 2004, the ask for the common stock of the Company was $1.19 and the bid for the common stock of the Company was $1.21. The last trade on April 30, 2003 was at $1.20.

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

                  (b)  Holders.

There are seventy three (73) holders of the Company's Common Stock, including Cede & Co.

As of the date of this Form 10-KSB, a majority of the issued and outstanding shares of the Company's Common Stock held by non-affiliates are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. As of the date hereof, 16,272,751 shares are deemed to be restricted shares. In general, under Rule 144, a person (or persons whose shares are aggregated), has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

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

Common Stock.

We are authorized to issue 100,000,000 shares of Common Stock $.0005 par value and 10,000,000 shares of serial preferred stock at $.0005 par value. As of April 30, 2004, there were 18,981,246 common shares issued and outstanding. All shares of Common Stock outstanding are validly issued, fully paid and non-assessable.

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

Recent Sales of Unregistered Securities.

During fiscal 2003, we have issued the following securities that were not registered under the Securities Act. Each of the transactions described below was conducted in reliance upon the exemptions from registration provided in 4(2) of the Securities Act and Regulation D and the other rules and regulations promulgated thereunder. These sales were made without general solicitation or advertising and without the use of an underwriter. Each purchaser was an "accredited investor" or a sophisticated investor with access to all relevant information necessary to evaluate the investment. Each purchaser represented to the Registrant that the shares were being acquired for investment. The certificates and other documentation evidencing the securities issued in connection with these transactions bear a restrictive legend permitting transfer of the securities only upon registration under the Securities Act or pursuant to an exemption from registration.

On January 16, 2003, pursuant to the exemption from registration provided in
Section 4(2) of the Securities Act of 1933 we entered into a Plan and Agreement of Reorganization to acquire all of the issued and outstanding common stock of International Card Establishment, Inc., a Nevada Corporation. In connection with our acquisition of International Card Establishment, Inc., we issued 14,000,000 shares of our common stock to the former stockholders of International Card Establishment, Inc.

On December 15, 2003, pursuant to the exemption from registration provided in
Section 4(2) of the Securities Act of 1933 we entered into a Plan and Agreement of Reorganization to acquire all of the issued and outstanding common stock of GlobalTech Leasing, Inc., a California corporation. In connection with our acquisition of GlobalTech Leasing, Inc., we issued 5,000,000 shares of our common stock to the former stockholders of GlobalTech Leasing, Inc.

Between January 1, 2003, and December 31, 2003, pursuant to the exemption from registration provided in Section 4(2) and 4(6) under the Securities Act of 1933, we sold 375,857 shares of our common stock to subscribers of our private placement at $0.70 per share for total consideration of $263,100.

Securities Authorized for Issuance Under Equity Compensation Plans.

ICE has adopted its 2003 Stock Option Plan, an equity incentive program for its employees, directors and advisors that was approved by its stockholders pursuant to which options, rights or warrants may be granted. As of December 31, 2003 there were no securities issued or outstanding under the 2003 Stock Option Plan.



                                                                                NUMBER OF SECURITIES REMAINING
                          NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE        AVAILABLE FOR FUTURE ISSUANCE
                          BE ISSUED UPON EXERCISE      EXERCISE PRICE OF       UNDER EQUITY COMPENSATION PLANS
                          OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES REFLECTED
PLAN CATEGORY               WARRANTS AND RIGHTS       WARRANTS AND RIGHTS               IN COLUMN (A))
                                    {A}                       {B}                            {C}

Equity compensation                  -0-                        -0-                            5,000,000
plans approved by
security holders

Equity compensation                  -0-                        -0-                            -0-
plans not approved by
security holders

Total                                -0-                        -0-                            5,000,000



ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. References in this section to "International Card Establishment, Inc.," the "Company," "we," "us," and "our" refer to International Card Establishment, Inc. and our direct and indirect subsidiaries on a consolidated basis unless the context indicates otherwise.

This annual report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

EXECUTIVE SUMMARY

Our strategy is to grow profitably by increasing our penetration of the expanding small merchant marketplace for payment and "microticket" leasing services. We find these merchants through our ISO and agent channels of distribution and intend to make additional acquisitions on an opportunistic basis in this fragmented segment of the industry.

OVERVIEW

We are a rapidly growing provider of credit and debit card-based payment processing services and micro ticket leasing services to small merchants. As of December 31, 2003, including our acquisition of GlobalTech Leasing, Inc., which did not contribute to our results of operations until January 1, 2004, we provided our services to over 500 ISOs and thousands of merchants located across the United States. Our payment processing services enable our merchants to process traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone. Our microticket leasing services allow small merchants to finance the cost of POS equipment capable of reading a cardholder's account information from the card's magnetic stripe or computer chip and sending that information electronically for authorization and processing.

DEVELOPMENT OF OUR BUSINESS

International Card Establishment, Inc.(the "Company") (formerly Summit World Ventures, Inc.) was incorporated on December 18, 1986 under the laws of the State of Delaware to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. Prior to July 28, 2000, we were in the developmental stage and could be defined as a "shell" company, whose sole purpose was to locate and consummate a merger or acquisition with a private entity, and we did not have any operations. On July 28, 2000, we acquired iNetEvents, Inc., a Nevada corporation and commenced operations. iNetEvents, Inc., a Nevada corporation, was incorporated on February 3, 1999 and provided Internet support and supply software for real time event/convention information management.

On January 16, 2003, we entered into a Plan and Agreement of Reorganization with International Card Establishment, Inc., a Nevada corporation and its shareholders. International Card Establishment, Inc., a Nevada corporation, was incorporated on July 26, 2002. As part of the acquisition - a reorganization in the form of a reverse merger, International Card Establishment, Inc. became our wholly-owned subsidiary, and there was a change of our control. Following the International Card Establishment, Inc. acquisition we changed our corporate name from iNetEvents, Inc. to International Card Establishment, Inc. and reverse split our outstanding shares of Common Stock on a one for two share basis.

On December 15, 2003 we entered into a Plan and Agreement of Reorganization with GlobalTech Leasing, Inc., a California corporation and its shareholders. On December 29, 2003 GlobalTech Leasing, Inc. became our wholly-owned subsidiary.

Our business operations are now conducted primarily through two wholly-owned subsidiaries: International Card Establishment, Inc., a Nevada corporation ("ICE") and GlobalTech Leasing, Inc., a California corporation ("GTL"). iNetEvents, Inc., a Nevada corporation ("iNet"), will also be maintained as a separate subsidiary to service and maintain existing, historic iNet business. ICE is a growing provider of credit and debit card-based payment processing services for small merchants, that enable those merchants to accept credit cards, debit cards, and other forms of electronic payments from their customers; supplies the necessary card readers and other point-of-sale authorization systems ("POS equipment"), which are often financed by GTL; and, provides merchant e-commerce solutions. Through its Worldwide Gift & Loyalty division, ICE also offers merchants a "Smart Card" (a card that stores data digitally on an embedded chip and not on an analog magnetic stripe) based system that enables merchants to provide its proprietary gift cards and incentive-purchase cards that are custom merchant branded. GTL is a growing provider of lease financing services for POS equipment in amounts generally ranging from $400 to $5,000, with an average amount financed of approximately $1,600 and an average lease term of 48 months.

CRITICAL ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, impacting our reported results of operations and financial position. Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in Item 7. The critical accounting policies described here are those that are most important to the depiction of our financial condition and results of operations and their application requires management's most subjective judgment in making estimates about the effect of matters that are inherently uncertain.

ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company recorded intangible assets in the amount of $2,050,000 and goodwill in the amount of $2,685,213 in the acquisition of GlobalTech Leasing, Inc. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairment at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairments recognized in current earnings. The acquisition of GlobalTech Leasing, Inc. closed on December 29, 2003, and it was determined that no impairment to the assigned values had occurred.

We recognize revenue when it is earned and record accounts receivable at that time. We do not account for revenue based on contractual arrangements in advance of their being earned.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made.

We do not have any of the following:

* Off-balance sheet arrangements.

* Certain trading activities that include non-exchange traded contracts accounted for at fair value.

* Relationships and transactions with persons or entities that derive benefits from any non-independent relationships other than related party transactions discussed herein.

RESULTS OF OPERATIONS
2003 COMPARED WITH 2002

For the year ended December 31, 2003, the company generated net revenues of $1,192,582 as compared to net revenues of $297,997 for the year ended December 31, 2002. The company's cost of revenues aggregated $409,830 as compared to $70,903 for the year ended December 31, 2002 and yielded a gross profit of $782,752 as compared to $227,094 for the year ended December 31, 2002. The company's operating, general and administrative costs aggregated approximately $1,323,996 for the year ended December 31, 2003 as compared to $244,475 for the year ended December 31, 2002 resulting in a net operating loss of $(541,244) for the year ended December 31, 2003 as compared to a net operating loss of $(17,381) for the year ended December 31, 2002.

The company increased its cash position to $12,408 at December 31, 2003 from a balance of $-0- as of December 31, 2002. The company continued to be funded in part from an increase in accounts payable and accrued expenses, which increased in the aggregate to $753,446 as of December 31, 2003, from $89,039 as of December 31, 2002. The company expended cash to increase accounts receivable from $103,663 as of December 31, 2002 to $160,914 as of December 31, 2003. The company received $263,100 in proceeds from the sale of its common stock in 2003. Management believes that it will be able to fund the company through its present cash position and the continuation of revenue producing activities by its subsidiaries ICE and GTL. We will need to seek further capital through the sale of our capital stock and/or the issuance of debt in order to continue to grow the company.

Management believes that it is moving toward profitability. We plan to attain profitability and meet cash flow needs going forward as follows:

1. Management believes that the increase in revenue we have experienced will continue as a result of the operations of its subsidiaries, ICE and GTL.

2. We are actively seeking additional financing to implement measures that Management believes will increase our operating margins and for additional acquisitions that will increase our overall revenue base. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

3. We are seeking to control overall operating expenses while increasing our gross revenue base through the integration of existing acquisitions and future acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

We are currently seeking to expand our merchant services offerings in bankcard, gift and loyalty and POS equipment leasing. In addition, we are investigating additional business opportunities and potential acquisitions; accordingly we will require additional capital to complete the expansion and to undertake any additional business opportunities.

We have financed our development during the current year primarily through the sale of common stock and short-term debt. As of December 31, 2003, we had $78,650 in notes payable outstanding and total current liabilities of $969,692.

We had $12,408 cash on hand as of December 31, 2003. We had a bank overdraft as of December 31, 2003 of $132,596.
We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and planned expansion. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

ITEM 7.   FINANCIAL STATEMENTS.






             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                DECEMBER 31, 2002

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES


                                    CONTENTS


INDEPENDENT  AUDITOR'S  REPORT  ON THE  CONSOLIDATED  FINANCIAL
STATEMENTS                                                                     1
________________________________________________________________________________

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheet                                                F-2

   Consolidated Statement of Income                                          F-3

   Consolidated Statement of Stockholders' Equity                            F-4

   Consolidated Statement of Cash Flows                                      F-5

   Notes to Consolidated Financial Statements                             F-6-17
________________________________________________________________________________

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
International Card Establishment, Inc. and Subsidiaries
Oxnard, California


I have audited the accompanying consolidated balance sheets of International Card Establishment, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 2003 and the period July 26, 2002 (inception) through December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Card Establishment, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the results of its consolidated operations and cash flows for the year ended December 31, 2003 and the period July 26, 2002 (inception) through December 31, 2002, in conformity with generally accepted accounting principles.





Kyle L. Tingle, CPA, LLC


April 21, 2004
Las Vegas, Nevada



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,     December 31,
                                                                                         2003             2002
                                                                                 ____________     ____________

                                     ASSETS

CURRENT ASSETS
     Cash                                                                         $   12,408           $    0
     Accounts receivable, trade, net of allowance                                    160,914          103,663
     Inventory                                                                        12,832                0
     Other receivables                                                               168,016                0
        Prepaid assets                                                                 8,347            8,543
                                                                                  __________       _________
            Total current assets                                                     362,517          112,206
                                                                                  __________       _________

OFFICER RECEIVABLE                                                                    44,967                0
FIXED ASSETS, Net                                                                     18,095                0
INTANGIBLE ASSETS                                                                  2,050,000                    0
GOODWILL                                                                           2,685,213                0
DEFERRED INCOME TAXES                                                                114,000                0
                                                                                  __________       _________

            Total assets                                                          $5,274,792       $ 112,206
                                                                                  ==========       =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Outstanding checks in excess of bank balance                                 $  132,596       $    20,583
     Accounts payable                                                                256,224           67,187
     Accrued expenses                                                                497,222           21,852
     Notes payable, related parties                                                   78,650                0
     Due to related party                                                              5,000                0
                                                                                  __________       _________

            Total current liabilities                                             $  969,692     $    109,622
                                                                                  __________       _________

                   Total liabilities                                              $  969,692       $ 109,622

STOCKHOLDERS' EQUITY
     Preferred stock:  $.0005 par value; authorized 5,000,000 shares;
        issued and outstanding:  no shares at December 31, 2003 and 2002
     Common stock: $.0005 par value; authorized 100,000,000 shares;
        issued and outstanding: 12,630,250 and 7,000,000 shares
        at December 31, 2003 and 2002, respectively                               $    6,315       $   3,500
     Common stock subscribed, 375,857 shares at $0.70 per share
          at December 31, 2003                                                       263,100                0
     Common stock to be issued in acquisition of GlobalTech
        Leasing, Inc., 5,000,000 shares at December 31, 2003                       4,520,000                0
     Additional paid-in capital                                                            0           16,500
     Accumulated deficit                                                            (484,315)         (17,416)
                                                                                  __________       _________
            Total stockholders' equity                                            $4,305,100       $   2,584
                                                                                  __________       _________

                   Total liabilities and
                   stockholders' equity                                           $5,274,792       $ 112,206
                                                                                  ==========       =========


See Accompanying Notes to Consolidated Financial Statements.




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                                          July 26, 2002
                                                                                         (inception) to
                                                                        December 31,       December 31,
                                                                                2003               2002
                                                                        ____________     ______________

Revenues                                                                  $1,283,210       $  339,647
Less:  sales returns and allowances                                          (90,628)         (41,650)
                                                                          __________       __________
   Net revenue                                                            $1,192,582       $  297,997


Cost of revenue
   Commissions                                                            $  146,865       $   34,402
   Cost of sales                                                             252,628           35,956
   Other                                                                      10,337              545
                                                                          __________       __________
           Cost of revenue                                                   409,830           70,903

           Gross profit                                                   $  782,752       $  227,094
                                                                          __________       __________


Operating, general, and administrative expenses
   General, administrative, and selling expenses                          $1,322,783       $  244,475
   Depreciation and amortization                                               1,213                0
                                                                          __________       __________

           Total operating, general, and administrative expenses          $1,323,996       $  244,475
                                                                          __________       __________


                         Net operating loss                               $ (541,244)      $  (17,381)
                                                                          __________       __________

Non-operating expense
   Interest expense                                                            5,652               35
                                                                          __________       __________

   Net loss before income taxes                                           $ (546,896)      $  (17,416)
                                                                          ==========       ==========

Provision for income taxes                                                  (114,000)               0
                                                                          __________       __________

Net loss                                                                  $ (432,896)      $  (17,416)
                                                                          ==========       ==========

   Net loss per share, basic
   and diluted (Note 2)                                                   $    (0.04)      $    (0.00)
                                                                          ==========       ==========

   Average number of shares
   of common stock outstanding                                             9,716,250        7,000,000
                                                                          ==========       ==========


  See Accompanying Notes to Consolidated Financial Statements.





             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                      Common Stock         Additional     Common          Common
                                 ______________________      Paid-In       Stock        Stock for      Accumulated
                                   Shares       Amount       Capital    Subscribed     Acquisition       Deficit        Total
                                 __________     _______    __________   __________     ___________     ___________    __________

Issuance of Common Stock,
   July 28, 2002                  7,000,000     $ 3,500     $ 16,500     $       0      $        0      $       0     $   20,000

Net loss, December 31, 2002                                                                               (17,416)       (17,416)
                                 __________     _______     ________     _________      __________      _________     __________

Balance, December 31, 2002        7,000,000     $ 3,500     $ 16,500     $       0      $        0      $ (17,416)    $    2,584

Contribution of Capital by
    Shareholders                                              60,000                                                      60,000

Recapitalization of common
    stock in connection with
    merger, iNetEvents, Inc.      5,630,250       9,130      (82,815)                                     (34,003)      (107,688)

July 30, 2003 reverse stock
    split 1:2 shares                             (6,315)       6,315

December 17, 2003, Common
  stock subscribed through
  private placement                                                        263,100                                       263,100

Acquisition of GlobalTech
   Leasing, Inc.                                                                         4,520,000                     4,520,000

Net loss, December 31, 2003                                                                              (432,896)      (432,896)
                                 __________     _______     ________     _________      __________      _________     __________

Balance, December 31, 2003       12,630,250     $ 6,315     $      0     $ 263,100      $4,520,000      $(484,315)    $4,305,100
                                 ==========     =======     ========     =========      ==========      =========     ==========


See Accompanying Notes to Consolidated Financial Statements.




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       July 26, 2002
                                                                      (inception) to
                                                                        December 31,
                                                               2003             2002
                                                         __________    _____________

Cash Flows From
Operating Activities
    Net loss                                             $ (432,896)      $ (17,416)
    Depreciation and amortization                             1,213               0
    Provision for income taxes                             (114,000)              0
    Adjustments to reconcile net loss to cash
         used in operating activities:
    Changes in assets and liabilities
    Increase in accounts receivable                         (57,251)       (103,663)
    Increase in inventories                                 (12,832)              0
    Increase in other receivables                          (168,016)              0
    (Increase) decrease in prepaid expenses                     196          (8,543)
    Increase in bank overdraft                              112,013          20,583
    Increase in accounts payable                            189,037          67,187
    Increase in accrued expenses                            475,370          21,852
                                                         __________       _________

         Net cash (used in) operating activities         $   (7,166)      $ (20,000)
                                                         __________       _________

Cash Flows From Investing Activities
Acquisitions, net of cash acquired                       $ (298,217)      $       0
Purchase of property and equipment                           (5,309)              0
                                                         __________       _________

         Net cash (used in) investing activities         $ (303,526)      $       0
                                                         __________       _________

Cash Flows From Financing Activities
Proceeds from
Issuance of common stock                                 $        0       $  20,000
Proceeds from additional paid-in capital                     60,000
Proceeds from common stock subscribed                       263,100               0
                                                         __________       _________

         Net cash provided by financing activities       $  323,100       $  20,000
                                                         __________       _________

         Net increase in cash                            $   12,408       $       0

Cash, beginning of period                                $        0       $       0
                                                         __________       _________

Cash, end of period                                      $   12,408       $       0
                                                         ==========       =========


Supplemental disclosure of cashflow information
Cash paid for interest                                   $       66       $      35
                                                         ==========       =========


          See Accompanying Notes to Consolidated Financial Statements.


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

International Card Establishment, Inc. ("Company") was organized July 26, 2002 under the laws of the State of Nevada. Operations of the Company began in October 2002.

As further discussed in Note 8., the Company agreed to a reorganization with iNetEvents ("INET"), a Delaware corporation. The Company exchanged all issued and outstanding stock for fourteen million (14,000,000) shares of stock of INET. The Company closed the transaction with INET on July 18, 2003. The transaction is accounted for as a reverse acquisition with International Card Establishment, Inc. the surviving registrant. As a result, International Card Establishment's former stockholders exercised control over INET. The transaction is a capital transaction where INET is treated as a non-business entity. Therefore, the accounting for the merger is identical to that resulting from a reverse merger, except no goodwill or other intangible assets are recorded. For accounting purposes, International Card Establishment has been treated as the accounting acquirer and, accordingly, is presented as the continuing entity. The historical financial statements are those of International Card Establishment. INetEvents, Inc. changed its name to International Card Establishment, which is the legal entity going forward and is referred to hereafter as the "Company."

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

On January 15, 2003, the Company entered into a binding letter of intent with GlobalTech Leasing ("GTL"), a California corporation. GTL provides lease funding for equipment supplied by the Company to its customers, as well as numerous other unrelated merchant service providers. On December 15, 2003, the Company entered into a "Plan and Agreement of Reorganization" with GTL and closed the transaction on December 29, 2003. The Company is to issue five million (5,000,000) shares of common stock in exchange of 100% of the shares of GTL. It is the intention of the Company and GTL that the transaction constitutes a tax-free "reorganization" as defined in the Internal Revenue Code of 1986, as amended. The shares were issued in 2004. The shares are included in the determination of computing earnings per share

Upon the completion of the above transactions, International Card Establishment, Inc. a Nevada Corporation, INET and GTL are wholly owned subsidiaries of the Company. Accordingly, the accompanying financial statements include the results of International Card Establishment for all periods presented and the results of INET and GTL from the date of the acquisitions.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS OPERATIONS

The Company is a provider of diversified products and services to the electronic transaction processing industry, offering merchant accounts for the acceptance and processing of credit and debit cards, as well as a proprietary "smart card" based gift and loyalty program. The Company's Merchant Card Services division, establishes "merchant accounts" for businesses that enable those businesses to accept credit cards, debit cards, and other forms of electronic payments from their customers; supplies the necessary card readers and other point-of-sale transaction systems; facilitates processing for the accounts; and, provides e-commerce solutions. Through its WorldWide Gift & Loyalty division, ICE also markets a proprietary "Smart Card"-based system that enables merchants to economically offer store-branded gift and loyalty cards - one of the fastest growing product categories in the industry. GTL is an equipment leasing firm that specializes in financing point-of-sale transaction systems.

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2003 and 2002.

INVENTORY

Inventories are stated at the lower of cost or market. Cost is determined using the first in, first out method. The Company's inventories consist primarily of electronic merchant processing machines.

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. Estimated service lives of property and equipment are as follows:

         Computer equipment                3 years
         Office equipment                  5 years
         Automobiles                       3 years

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 "ACCOUNTING FOR INCOME TAXES." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

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

The Company recorded intangible assets and goodwill in the acquisition of GlobalTech Leasing, Inc. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairment at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairments recognized in current earnings.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company, through the acquisition of GTL acquires leases from Independent Sales Organizations that sells merchant services to customers. GTL packages and resells the leases to financing institutions for administration of the leases.

ADVERTISING

Advertising costs are charged to operations as incurred. Advertising costs for the years ended December 31, 2003 and 2002 were $44,176 and $5,328.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro-forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances, as an asset, with many such financial instruments having been previously classified as equity. We adopted SFAS No. 150 on July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial condition or results of operations.

In November 2002, the FASB issued Financial Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation expands on the accounting guidance of SFAS 5, Accounting for Contingencies, SFAS 57, Related Party Disclosures, and SFAS 107, Disclosures about Fair Value of Financial Instruments, and incorporates without change the provisions of FIN 34, Disclosure of Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS No. 5, which is being superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 will be effective to the Company on a prospective basis to guarantees issued or modified after December 31, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In January 2003, the Financial Accounting Standards Board issued FASB Financial Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). Under that interpretation, certain entities known as "Variable Interest Entities" ("VIE") must be consolidated by the "primary beneficiary" of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIE's in which a significant (but not majority) variable interest is held, certain disclosures are required. FIN 46 requires disclosure of Variable Interest Entities in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Company will hold a significant variable interest in, or have significant involvement with, an existing VIE. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46. The measurement principles of this interpretation will be effective for the Company's 2003 financial statements. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In November 2002, the "EITF" reached a consensus on EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria consider whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. EITF 00-21 is effective for revenue agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. The Company believes that the adoption of this standard will have no material impact on its financial statements.

NOTE 2.  ACCOUNTS RECEIVABLE

Accounts receivable and allowance for doubtful accounts consist of the following at December 31,

                                                       2003         2002
                                                   ________     ________

         Accounts Receivable                       $162,859     $111,163

         Less: allowance for doubtful accounts       (1,945)      (7,500)
                                                   ________     ________
                                                   $160,914     $103,663
                                                   ========     ========

NOTE 3.    FIXED ASSETS

Fixed assets and accumulated depreciation consists of the following at December 31,

                                                       2003         2002
                                                   ________     ________

         Equipment                                 $ 19,308     $      0

         Accumulated                                 (1,213)           0
                                                   ________     ________
                                                   $ 18,095     $      0
                                                   ========     ========

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 4.  GOODWILL AND INTANGIBLE ASSETS

As described in Note 1, goodwill and intangible assets were purchased with the acquisition of GlobalTech Leasing, Inc. The purchase price allocation at fair market values included values assigned to intangible assets and a portion allocated to goodwill. The company has determined that the intangibles purchased have an indefinite useful life. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairments recognized in current earnings. The acquisition closed on December 29, 2003, and it was determined that no impairment to the assigned values had occurred. The Company's intangible assets and accumulated amortization consisted of the following:

                               2003                          2002
                    ___________________________     ______________________
                                    Accumulated                Accumulated
                      Gross        Amortization     Gross     Amortization
                    __________     ____________     _____     ____________

Merchant list       $1,500,000         $  0         $  0          $  0
Tradename              500,000
Internet Domain         50,000            0            0             0
                    __________         ____         ____          ____
                    $2,050,000         $  0         $  0          $  0
                    ==========         ====         ====          ====

Goodwill            $2,685,213         $  0         $  0          $  0
                    ==========         ====         ====          ====


NOTE 5.  ACCRUED EXPENSES

Accrued expenses consist of the following at December 31,

                                                       2003         2002
                                                   ________     ________

         Wages payable                             $275,375     $  5,695
         Accrued expenses                            97,829       15,957
         Lease funding payable                       85,182            0
         Taxes payable                               38,836          200
                                                   ________     ________
                                                   $497,222     $ 21,852
                                                   ========     ========

NOTE 6.  STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares of common shares with par value of $0.0005 and 10,000,000 shares of serial preferred stock. The company has stock issued and outstanding on December 31, 2003 and December 31, 2002 of 12,630,250 and 7,000,000, respectively. The
Company has not issued any preferred stock.

On January 16, 2003, a "Plan and Agreement of Reorganization" was entered into between International Card Establishment, Inc. ("ICE Nevada"), a Nevada corporation and iNetEvents, Inc, a Delaware company (INET Delaware). The Company issued fourteen millions (14,000,000) shares of common stock in exchange of 100% of the shares of ICE Nevada. The 14,000,000 shares represent 54.0% of the outstanding stock of the Company,

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 6.  STOCKHOLDERS' EQUITY (CONTINUED)

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

On July 30, 2003, the Company's shareholders approved a reverse split of its common stock at one share for every two shares of the existing stock. The number of common stock shares outstanding decreased from 25,520,500 to 12,630,250. Prior period information has been restated to reflect the stock split.

On January 15, 2003, the Company entered into a binding letter of intent with GlobalTech Leasing, a California corporation. GTL provides lease funding for equipment supplied by the Company to its customers, as well as numerous other unrelated merchant service providers. On December 15, 2003, the Company entered into a "Plan and Agreement of Reorganization" with GTL and closed the transaction on December 29, 2003. The Company is to issue five million (5,000,000) shares of common stock in exchange of 100% of the shares of GTL. It is the intention of the Company and GTL that the transaction constitutes a tax-free "reorganization" as defined in the Internal Revenue Code of 1986, as amended. The shares were issued in 2004. The shares are included in the determination of computing earnings per share.

On October 15, 2003, the Company approved a private placement of Common Stock in accordance with Delaware General Corporation Law. The placement was to sell through a purchase agreement up to 2,857,143 shares at $0.70 per share. As of December 31, 2003, subscriptions for 375,857 shares were sold for $263,100. The shares were issued in 2004. As all rights and obligations for the shares were completed, the shares are included in the determination of computing earnings per share.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding. Weighted average number of shares outstanding for the year ended December 31, 2003 and period ended December 31, 2002 was 9,716,250 and 7,000,000, respectively. As of December 31, 2003 the Company had no dilutive potential common shares.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 7.  INCOME TAXES

The provision for income taxes is composed of the following:

                                             2003       2002
                                        _________     ______

         Federal                        $ (83,000)    $    0

         State                            (31,000)         0
                                        _________     ______

         Total deferred tax asset       $(114,000)    $    0
                                        =========     ======



The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

The  provision  for  income  taxes  is  composed  of the  following:

                                             2003        2002
                                        _________     _______

Income tax at the federal statutory
rate of 35 percent                      $(191,210)    $(6,096)
State, net of federal benefit             (31,391)     (1,000)
Nondeductible accruals and other            6,296           0
Change in valuation allowance             102,305       7,096
                                        _________     _______
Total provision for income taxes        $(114,000)    $     0
                                        =========     =======

NOTE 8.  BUSINESS COMBINATIONS

Acquisition of iNetEvents. "Pursuant to a "Plan and Agreement of Reorganization" with iNetEvents, a Delaware corporation, the Company exchanged all issued and outstanding stock for fourteen millions (14,000,000) shares of stock of INET. The 14,000,000 shares represent 54.0% of the outstanding stock of INET, establishing a change in control of the INET. It is the intention of the Company and INET that the transaction constitutes a tax-free "reorganization" as defined in the Internal Revenue Code of 1986, as amended. The Company closed the transaction with INET on July 18, 2003. The transaction is accounted for as a reverse acquisition with International Card Establishment, Inc. the surviving registrant. As a result, International Card Establishment's former stockholders exercised control over INET. The accounting for the merger is identical to that resulting from a reverse merger, except no goodwill or other intangible assets are recorded. For accounting purposes, International Card Establishment has been treated as the accounting acquirer and, accordingly, is presented as the continuing entity. The historical financial statements are those of International Card Establishment. INetEvents, Inc. changed its name to International Card Establishment, Inc., which is the legal entity going forward and is referred to hereafter as the "Company."

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 8.  BUSINESS COMBINATIONS (CONTINUED)

Acquisition of GlobalTech Leasing, Inc. On January 15, 2003, the Company entered into a binding letter of intent with GlobalTech Leasing, a California corporation. GTL provides lease funding for equipment supplied by the Company to its customers, as well as numerous other unrelated merchant service providers. On December 15, 2003, the Company entered into a "Plan and Agreement of Reorganization" with GTL and closed the transaction on December 29, 2003. The Company is to issue five million (5,000,000) shares of common stock in exchange of 100% of the shares of GTL. It is the intention of the Company and GTL that the transaction constitutes a tax-free "reorganization" as defined in the Internal Revenue Code of 1986, as amended. The shares were issued in 2004. After careful consideration of EIFT 99-12 and in review of the agreements between the company and GTL, it was determined that the measurement date for the transaction was July 21, 2003, the date the transaction was announced.

Under the terms of the acquisition agreement, the Company acquired GTL for $4,520,000 in consideration, comprising of 5,000,000 shares of common stock having a fair value of $4,520,000. The shares issued were valued based on a price per share of $0.904 that reflects the weighted-average closing price of the Company during a five day period two, days prior to, the day of, and the two days following the July 21, 2003 measurement date.

Purchase price allocation. The allocation of purchase accounting under SFAS No. 141 requires that the total purchase price be allocated to the fair value of the assets acquired and liabilities assumed based on their fair values at the acquisition date. The amounts assigned to each major asset and liability category as of December 29, 2003 is as follows:

         Current assets                       $     116,740
         Fixed assets                                 7,000
         Intangible assets                        2,050,000
         Goodwill                                 2,685,213
         Related party receivables, net              39,966
         Liabilities                               (378,919)
                                              _____________

         Net assets acquired                  $   4,520,000
                                              =============


UNAUDITED PRO FORMA OPERATING RESULTS

The accompanying unaudited pro forma operating results are prepared as if the acquisitions had occurred at the beginning of the respective periods. The results have been adjusted for the elimination of intercompany transactions

The pro forma operating results may not be indicative of the actual results of operations that would have occurred had the acquisition been consummated on the dates indicated and there can be no assurance that the foregoing results will be obtained. In particular, the pro forma condensed combined financial statements are based on management's current estimates of the exchange agreement. The actual results may differ.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 8.  BUSINESS COMBINATIONS (CONTINUED)

                                                          2003            2002
                                                   ___________     ___________

Revenues                                           $10,208,436     $ 8,291,713
Less:  sales returns and allowances                   (114,347)        (41,650)
                                                   ___________     ___________
Net revenue                                        $10,094,089     $ 8,250,063

Cost of revenues                                   $ 8,642,966     $ 7,348,008
                                                   ___________     ___________

Gross margin                                       $ 1,451,123     $   902,055

Operating, general and administrative expenses     $ 2,014,043     $ 1,048,964
Depreciation                                             3,434           2,180
                                                   ___________     ___________
         Net operating loss                        $  (566,354)    $  (149,089)

Non-operating expenses                                  (5,718)           (35)
                                                   ___________     ___________

Net loss, before taxes                             $  (572,072)    $  (149,124)
Provision for income taxes                            (119,000)        (26,200)
                                                   ___________     ___________
Net loss, before taxes                             $  (453,072)    $  (122,924)
                                                   ===========     ===========

Net loss per share, basic and diluted              $     (0.04)    $     (0.01)
                                                   ===========     ===========

Weighted average number of shares                   12,315,195      12,000,000
                                                   ===========     ===========


NOTE 9.  COMMITMENTS AND CONTINGENCIES

On October 1, 2002, the Company entered into a five-year software license agreement for software pertaining to the gift and loyalty program. License fees are $400 per month for the first two years, with the final three years to be renegotiated in 2004. Minimum licensing payments due are:

                                        2004             $  4,800
                                        2005                4,800
                                        2006                4,800
                                        2007                3,600
                                        2008                    0
                                                         ________
                                                         $ 18,000

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 9.  COMMITMENTS AND CONTINGENCIES

The Company leases furnished office space on a month-to-month basis for $13,018 per month. GTL leases office space on a month-to-month basis for $2,378 per month. The company also leases office equipment on a monthly basis at nominal amounts. Total lease costs in the years ended December 31, 2003 and 2002 were $121,537 and $25,783, respectively.

The Company entered into a "Web Site Maintenance Agreement" with Usestore Worldwide, LLC ("USE") to provide web site hosting, maintenance services, and management and customer support services for Usestore customers. This agreement is effective from October 1, 2002 through September 30, 2007.



NOTE 10. RELATED PARTY TRANSACTIONS

The President is the controlling shareholder of Cardservice Tri-County (CST); GlobalTech Leasing ("GTL"), a company that finances leased equipment to merchant customers; and Worldwide Gift and Loyalty, Inc. ("WGL"), which licenses gift and loyalty software used by the Company in its gift and loyalty program. Transactions and balances related to CST, GTL, and WGL are the following:


       Account                                    2003           2002
       ______________________________________________________________

       Revenues                              $ 321,611       $ 87,584
       Cost of sales                             4,800          1,200
       Other expenses                                0            939

       Accounts receivable                      32,252         87,673
       Allowance for doubtful accounts             757          2,404
       Accounts payable                         61,769          4,228

Amounts due to and from related parties are interest free and paid in the normal course of business.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in, and no disagreements with, our company's public accountants.

ITEM 8A.  CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures . An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting . There was no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The members of our board of directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors. Information as to our directors and executive officers is as follows:

Name                Age                      Position
___________________________________________________________________________

Jonathan Severn      33     Chairman of the Board, President and Chief
                            Financial Officer

William Lopshire     40     Chief Executive Officer, Secretary and Director

Charles Salyer       51     Director and President of GlobalTech Leasing
                            subsidiary

Michael Fisher       40     Director

The principal occupation and business experience during the last five years for each of our present directors and executive officers are as follows:


         JONATHAN R. SEVERN, Chairman of the Board, President and Chief Financial Officer. Mr. Severn is a founder of both International Card Establishment, Inc. and GlobalTech Leasing, Inc. In 1991, he formed Cardservice Tri-Counties (Oxnard, CA), a credit card merchant acquiring business that he built into one of the largest agent offices in the U.S. serving Cardservice International Inc., a large privately held acquirer of Visa and MasterCard merchant accounts in the country at that time. Cardservice International was acquired by First Data Corporation in 2001. Mr. Severn was directly responsible for Cardservice Tri-Counties' growth from start-up to approximately 20,000 merchant accounts and monthly processing revenues in excess of $10 million. In 1996, he founded Lease Technologies International to provide merchants with lease financing for point-of-sale equipment. Lease Technologies International was incorporated and its name changed to GlobalTech Leasing, Inc. in 2001.

         WILLIAM J. LOPSHIRE, Chief Executive Officer, Secretary, and a director, also serves as Chief Executive Officer of the Company's International Card Establishment, Inc. subsidiary. Mr. Lopshire co-founded International Card Establishment, Inc. with Mr. Severn in 2002, bringing 15 years of diversified experience in the fields of law, strategic planning, finance, securities, and technology. He was appointed to his present positions in January 2003. In 1989, Mr. Lopshire founded the law firm of Lopshire & Barkan (Woodland Hills, CA), specializing in corporate and securities law. Mr. Lopshire subsequently accepted a partnership in the law firm of Manning, Marder, Kass, Ellrod & Rameriz (Los

Angeles, CA), where he specialized in corporate finance, securities law, mergers and acquisitions, and international business transactions. In 1999, Mr. Lopshire became a principal in a private equity group that invested in, and provided managerial support to, several developing companies in the U.S. and abroad with diverse interests ranging from automotive parts to software development. Mr. Lopshire was graduated from Michigan State University in 1985, with a Bachelor of Arts degree in Business Administration/ Accounting; and earned his Juris Doctor degree from Pepperdine University School of Law in 1988. He is admitted to practice law in California and before the United States Tax Court.

         CHARLES W. SALYER, Director, also serves as President of the Company's GlobalTech Leasing, Inc. subsidiary. Mr. Salyer joined GlobalTech Leasing, Inc. in 2001, bringing over 27 years of management experience in the equipment leasing industry; most recently as Vice President, Sales & Strategic Initiatives for CIT Financial's Lease Finance Group, the largest leasing company in the point-of-sale equipment market. Mr. Salyer began his management career in 1982 at Digital Equipment Corporation (Maynard, MA), where he rose to the position of Director of Operations for that company's Customer Finance division. From 1990 to 1993, he served as a Director at Philip Morris Capital Corporation (White Plains, NY), where he managed a customer and supplier finance division. He left to accept a position as Vice President, Division Manager for Steelcase Corporation (Grand Rapids, MI), where he launched a new customer finance operation. In early 1998, Mr. Salyer became President and Chief Operating Officer of Global Finance & Leasing, Inc. (Grandville, MI), a micro-ticket point-of-sale leasing company. Although that company was losing market share at the time, he restructured the operation and built sales from $8 million to approximately $24 million in under two years. Global Finance & Leasing was acquired in 2000 by CIT Financial, and Mr. Salyer accepted the above noted position with their Lease Finance Group subsidiary. Mr. Salyer was graduated from Northern Arizona University with a Bachelor of Science degree in 1975, and earned a Master of Science degree in Public Administration from Northern Arizona University in 1976.

         MICHAEL S. FISHER, Director. Mr. Fisher has over 15 years of sales and management experience in the electronic payment processing industry, including involvement in a variety of technology development initiatives and international sales programs. Mr. Fisher began working in the industry in 1987 as a Sales Manager for Peripheral Resources, Inc. (Los Angeles, CA), a distributor of point-of-sale equipment; and, rose to the position of President before leaving in 1995. From 1995 to 1998, he was a Regional Sales Manager for Cardservice International, Inc. (Moorpark, CA). While at Cardservice International he was responsible for management and sales training of more than 30 ISOs and more than doubled sales in a one-year period by establishing in excess of 18,000 new merchant accounts. In 1998, Mr. Fisher joined E-Commerce Exchange, Inc. (Irvine,
CA), a provider of credit card processing services and e-commerce websites, where he rose to the position of Executive Vice President. While at E-Commerce Exchange sales increased from $8.8 million to $29.9 million in 18 months. Since 2001, he has been a General Partner at Acquiring Solutions (San Marino, CA), a credit card processing services and credit card risk management and compliance consulting company; and, since January 2002, Mr. Fisher was formally President of WorldWide Gift & Loyalty, Inc. (Oxnard, CA), the company that he co-founded that developed the smart-card based gift/incentive purchase card system licensed by International Card Establishment, Inc. Mr. Fisher was graduated from Harvard College in 1984 with a Bachelor of Arts degree; and, is fluent in Mandarin Chinese. He is a member of several industry organizations, including the Electronic Transaction Association (ETA), and the International Association of Financial Crimes Investigators (IAFCI).

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

Audit Committee Financial Expert.

The Company does not currently have an Audit Committee or Financial Expert thereon.

Section 16(a) Beneficial Ownership Reporting Compliance.

Based upon a review of Forms 3, 4 and 5 filed pursuant to Section 16(a) of the Exchange Act, a Form 3 required as a result of the Plan and Agreement of Reorganization by and between iNetEvents, Inc. and International Card Establishment, Inc. was not filed on a timely basis by Jonathan Severn; William

Lopshire; and Michael Fisher. A Form 3 required by Charles Salyer and Form 4 required by Jonathan Severn as a result of the Plan and Agreement of Reorganization by and between International Card Establishment, Inc. and GlobalTech Leasing,Inc. was not filed on a timely basis. All required forms referenced above have been filed as of April 30, 2004, with the exception of the Form 3 required by Michael Fisher.

Code of Ethics.

The Company has not currently adopted a Code of Ethics.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth compensation paid or awarded to all officers and directors.

Name and
Principal Position               Year       Salary
__________________________       ____       ______

William Lopshire,                2001       $  -0-
Chief Executive Officer,         2002          -0-
Secretary and Director(1)        2003        180,000

Jonathan Severn, Chairman        2001       $  -0-
of the Board, President,         2002         48,000
Chief Financial Officer(2)       2003         48,000

Charles Salyer, Director,        2001       $ 49,500
President of GlobalTech          2002        136,500
Leasing, Inc.(3)                 2003        130,000

__________________

(1)  During 2003 Mr. Lopshire accrued $120,000 of his stated salary.

(2) During fiscal years ended December 31, 2002 and December 31, 2003, Mr. Severn accrued an aggregate of $96,000 of his salary as an officer of GlobalTech Leasing, Inc.; Mr. Severn also received a car allowance from GlobalTech Leasing, Inc. in the aggregate amount of $13,982 for the fiscal year ended December 31, 2003.

(3) During the fiscal year ended December 31, 2003 Mr. Salyer received: (i) a car allowance in the amount of $8,250; and life insurance premiums in the amount of $3,249. Mr Salyer also received a re-location allowance of $34,299.59 and $17,429, for the fiscal years ended December 31, 2002 and 2001, respectively.

No officer or director received any compensation, options or other securities under the Company's 2003 Stock Option Plan for the periods indicated.

Other than the Company's 2003 Stock Option Plan, no retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (a) Security Ownership of Certain Beneficial Owners.

The following table sets forth the security and beneficial ownership for each class of our equity securities for any person who is known to be the beneficial owner of more than five percent of the Company as of April 30, 2004.

           Name and                  Amount and
           Address of                Nature of
Title of   Beneficial                Beneficial      Percent
 Class     Owner                     Owner          of Class
____________________________________________________________

Common     Brandon Stauber             832,500        4.00%
           1880 Century Park East
           Suite 300
           Los Angeles, CA 90067

Common     Ronald J. Stauber         1,070,964        6.00%
           1880 Century Park East
           Suite 300
           Los Angeles, CA 90067

Common     Jonathan Severn           6,501,450       34.00%
           300 Esplanade Drive
           Suite 1950
           Oxnard, CA 93036

Common     William Lopshire          1,600,000        8.00%
           300 Esplanade Drive
           Suite 1950
           Oxnard, CA 93036

Common     Charles Salyer            2,250,000       12.00%
           300 Esplanade Drive
           Suite 1950
           Oxnard, CA 93036

The total of our outstanding Common Shares as of April 30, 2003 are held by 73 shareholders of record (including Cede & Co. - "street" held securities).

         (b) Security Ownership of Management.

The following table sets forth the ownership for each class of our equity securities owned beneficially and of record by all directors and officers of the Company.


           Name and                  Amount and
           Address of                Nature of
Title of   Beneficial                Beneficial      Percent
 Class     Owner                     Owner          of Class
____________________________________________________________

Common     Jonathan Severn            6,501,450      34.0%
           300 Esplanade Drive
           Suite 1950
           Oxnard, CA 93036

Common     Charles Salyer             2,250,000      12.0%
           300 Esplanade Drive
           Suite 1950
           Oxnard, CA 93036

Common     William Lopshire           1,600,000       8.0%
           300 Esplanade Drive
           Suite 1950
           Oxnard, CA 93036

Common     Michael Fisher               200,000       1.0%
           300 Esplanade Drive
           Suite 1950
           Oxnard, CA 93036

Common     All Officers and          10,551,450      56.0%
           Directors as a Group
           (Four [4] individuals)

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On October 1, 2002 International Card Establishment, Inc. entered into a Merchant Sales Agreement with Cardservice Tri-Counties which is wholly owned by Jonathan Severn, our Chairman of the Board, President and Chief Financial Officer. Pursuant to this Merchant Sales Agreement, we recognized approximately $60,000 and $240,000 in revenues for merchant processing services for the fiscal years ended December 31, 2002 and December 31, 2003, respectively.

Prior to our acquisition of GlobalTech Leasing, Inc. on December 29, 2003, we utilized GlobalTech Leasing, Inc. for micro ticket POS equipment financing. GlobalTech Leasing, Inc., during this period, was controlled by Jonathan Severn, our Chairman of the Board, President and Chief Financial Officer and we recognized approximately $27,584 and $81,611 in revenues for POS equipment sales for the fiscal years ended December 31, 2002 and December 31, 2003, respectively. Pursuant to a Plan and Agreement of Reorganization dated December 15, 2003 we acquired GlobalTech Leasing in exchange for 5,000,000 shares of our Common Stock. Mr. Severn received 2,505,000 of these shares as a shareholder of GlobalTech Leasing, Inc.

Except as stated above, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits required by Item 601 of Regulation S-B:

The following documents are filed as part of this report:

     3.1 Amended and Restated Certificate of Incorporation of International Card Establishment, Inc. (incorporated by reference to the Registrant's Schedule 14C Definitive Information Statement filed with the Commission on October 1, 2003).

    10.1 International Card Establishment, Inc. 2003 Stock Option Plan (incorporated by reference to the Registrant's Schedule 14C Definitive Information Statement filed with the Commission on October 1, 2003).

     31.1 Section 302 Certification - CEO

     31.2 Section 302 Certification - CFO

     32.1 Section 906 Certification - CEO

     32.2 Section 906 Certification - CFO

     (b) Reports on Form 8-K

The following reports, with exhibits, on Form 8-K are incorporated herein by reference.

     1. Form 8-K filed on January 31, 2003 relating to the acquisition of GlobalTech Leasing, Inc., pursuant to a Plan and Agreement of Reorganization dated December 15, 2003.

     2. Form 8-K/A filed on February 4, 2004 relating to the acquisition of GlobalTech Leasing, Inc., pursuant to a Plan and Agreement of Reorganization dated December 15, 2003


ITEM 14.  CONTROLS AND PROCEDURES

See Item 8A above for the information required by Item 307 of Regulation S-B.


ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and the review or audit of the interim statements. The total fees billed for Kyle L. Tingle, CPA for the fiscal year ended December 31, 2003 was $11,600.

AUDIT RELATED FEES

There were no audit related services and no fees billed for audited related services for the fiscal year ended December 31, 2003.

ALL OTHER FEES

There was no tax preparation fees billed for the fiscal year ended December 31, 2003.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 30, 2004       International Card Establishment, Inc.



                           By: /s/ WILLIAM LOPSHIRE
                               ___________________________
                                   William Lopshire
                                   Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 30, 2004       International Card Establishment, Inc.


                           By: /s/ JONATHAN SEVERN
                               _________________________________________
                                   Jonathan Severn
                                   Chairman of the Board,
                                   President and Chief Financial Officer


Date: April 30, 2004      By: /s/ CHARLES SALYER
                              __________________________________________
                                  Charles Salyer
                                  Director