Form 10QSB
period 2004-03-31
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2004-05-13
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 000-33129


                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   ------------------------------------------
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

At May 12, 2004, there were outstanding 18,981,248 shares of the Registrant's Common Stock, $.0005 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION

Item I.   Financial Statements


                     INTERNATIONAL CARD ESTABLISHMENT, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (REVIEWED)
                                 MARCH 31, 2004

                     INTERNATIONAL CARD ESTABLISHMENT, INC.


                                    CONTENTS







INDEPENDENT ACCOUNTANT'S REPORT ON
THE CONSOLIDATED FINANCIAL STATEMENTS                                      F-1
-------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheet                                              F-2

   Consolidated Statement of Income                                        F-3

   Consolidated Statement of Stockholders' Equity                          F-4

   Consolidated Statement of Cash Flows                                    F-5

   Notes to Financial Statements                                     F-6 - F-17
-------------------------------------------------------------------------------

                         INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors
International Card Establishment, Inc.
Oxnard, California


We have reviewed the accompanying consolidated statement of financial position of International Card Establishment, Inc. (the "Company") as of March 31, 2004 and the related consolidated financial statements of operations, shareholders' equity and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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






Kyle L. Tingle, CPA, LLC


May 11, 2004
Las Vegas, Nevada



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     March 31,     December 31,
                                                                                                          2004             2003
                                                                                                 -------------     ------------
                                                                                                   (unaudited)
          ASSETS

          CURRENT ASSETS
               Cash                                                                              $       9,007     $     12,408
               Accounts receivable, trade, net of allowance                                            245,779          160,914
               Inventory                                                                                 9,734           12,832
               Other receivables                                                                       352,944          168,016
                  Prepaid assets                                                                        18,811            8,347
                                                                                                 -------------     ------------
                                                             Total current assets                      636,275          362,517
                                                                                                 -------------     ------------

          OFFICER RECEIVABLE                                                                                 0           44,967
          FIXED ASSETS, Net                                                                             39,314           18,095
          INTANGIBLE ASSETS                                                                          2,050,000        2,050,000
          GOODWILL                                                                                   2,685,213        2,685,213
          DEFERRED INCOME TAXES                                                                        199,000          114,000
                                                                                                 -------------     ------------

                             Total assets                                                        $   5,609,802     $  5,274,792
                                                                                                 =============     ============


          LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES
               Outstanding checks in excess of bank balance                                      $     122,652     $    132,596
               Accounts payable                                                                        291,715          256,224
               Accrued expenses                                                                        583,322          497,222
               Notes payable, related parties                                                           78,650           78,650
               Due to related party                                                                          0            5,000
                                                                                                 -------------     ------------

                      Total current liabilities                                                  $   1,076,339     $    969,692
                                                                                                 -------------     ------------

                             Total liabilities                                                   $   1,076,339     $    969,692

          STOCKHOLDERS' EQUITY
               Preferred stock:  $.0005 par value; authorized 5,000,000 shares;
                  issued and outstanding:  no shares at March 31, 2004 and
                  December 31, 2003
               Common stock: $.0005 par value; authorized 100,000,000 shares;
                  issued and outstanding: 12,970,394 and 12,630,250 shares
                  at March 31, 2004 and December 31, 2003, respectively                          $       6,485     $      6,315
               Common stock subscribed, 808,002 and 375,857 shares
                  at March 31, 2004 and December 31, 2003, respectively                                598,086          263,100
               Common stock to be issued in acquisition of GlobalTech
                  Leasing, Inc., 5,000,000 shares at December 31, 2003                               4,520,000        4,520,000
               Additional paid-in capital                                                              237,930                0
               Accumulated deficit                                                                    (829,038)        (484,315)
                                                                                                 --------------    -------------
                      Total stockholders' equity                                                 $   4,533,463     $  4,305,100
                                                                                                 -------------     ------------

                              Total liabilities and
                              stockholders' equity                                               $   5,609,802     $  5,274,792
                                                                                                 =============     ============

         See Accompanying Notes to Consolidated Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                                  Three Months Ended March 31,
                                                                                                          2004             2003
                                                                                                 -------------     ------------

       Sales of leases                                                                           $   2,592,804     $          0
       Merchant services revenues                                                                      867,139          304,349
       Less:  sales returns and allowances                                                             (71,415)         (23,216)
                                                                                                 -------------     ------------
          Net revenue                                                                            $   3,388,528     $    281,133


       Cost of revenue
          Cost of leases                                                                         $   2,325,057     $          0
          Commissions                                                                                  163,350           35,316
          Cost of sales                                                                                211,422           52,623
          Other                                                                                         26,643              250
                                                                                                 -------------     ------------
                  Cost of revenue                                                                    2,726,472           88,189

                  Gross profit                                                                   $     662,056     $    192,944
                                                                                                 -------------     ------------


       Operating, general, and administrative expenses
          General, Administrative and selling expenses                                           $   1,090,625     $    280,291
          Depreciation and amortization                                                                    971               63
                                                                                                 -------------     ------------
                  Total operating, general, and administrative expenses                          $   1,091,596     $    280,354
                                                                                                 -------------     ------------


                                            Net operating loss                                   $    (429,540)    $    (87,410)
                                                                                                 --------------    -------------

       Non-operating expense
          Interest expense                                                                                 183                0
                                                                                                 -------------     ------------

          Net loss before income taxes                                                           $    (429,723)    $    (87,410)

          Provision for income taxes                                                                   (85,000)               0
                                                                                                 -------------     ------------

          Net loss                                                                               $    (344,723)    $    (87,410)
                                                                                                 =============     ============

          Net loss per share, basic
          and diluted (Note 2)                                                                   $      (0.02)     $     (0.01)
                                                                                                 =============     ============

          Average number of shares
          of common stock outstanding                                                               18,485,294        7,000,000
                                                                                                 =============     ============


         See Accompanying Notes to Consolidated Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                          Common Stock
                                 --------------------------    Additional      Common     Common
                                                                 Paid-In        Stock    Stock for    Accumulated
                                      Shares       Amount        Capital    Subscribed  Acquisition     Deficit         Total


     Balance, December 31, 2002      7,000,000    $   3,500  $    16,500   $        0   $         0  $   (17,416) $     2,584

     Net loss, March 31, 2003                                                                            (87,410)     (87,410)
                                 -------------    ---------  -----------   ----------   -----------  ------------ ------------

     Balance, March 31, 2003         7,000,000    $   3,500  $    16,500   $        0   $         0  $  (104,824) $   (84,826)
                                 =============    =========  ===========   ==========   ===========  ============ ============



     Balance, December 31, 2003     12,630,250    $   6,315  $         0   $  263,100   $ 4,520,000  $  (484,315) $ 4,305,100

     Issued 340,144 common stock
        subscribed                     340,144          170      237,930     (238,100)                                      0

     Common stock subscribed
        through private placement                                             441,586                                 441,586

     Common stock subscribed for
        services and payment of debt                                          131,500                                 131,500


     Net loss, March 31, 2004                                                                           (344,723)    (344,223)
                                 -------------    ---------  -----------   ----------   -----------  ------------ ------------

                                    12,970,394    $   6,485  $   237,930   $  598,086   $ 4,520,000  $  (829,038) $ 4,533,963
                                 =============    =========  ===========   ==========   ===========  ============ ===========

         See Accompanying Notes to Consolidated Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  Three Months Ended March 31,
                                                                                                          2004             2003
                                                                                                 -------------     ------------

         Cash Flows From
         Operating Activities
             Net loss                                                                            $    (344,723)    $    (87,410)
             Depreciation and amortization
             Adjustments to reconcile net loss to cash
                  used in operating activities:
             Depreciation                                                                                  971               63
             Provision for income taxes                                                                (85,000)               0
             Allowance for doubtful accounts                                                            37,830                0
         Changes in assets and liabilities
             (Increase) decrease in accounts receivable                                               (122,695)          52,181
             Increase in inventory                                                                       3,098          (23,915)
             Increase in other receivables                                                            (184,928)          (7,500)
             Increase in prepaid expenses                                                              (10,464)          (5,527)
             Increase (decrease) in bank overdraft                                                      (9,944)          14,010
             Increase (decrease) in accounts payable                                                    35,491           (5,563)
             Increase in accrued expenses                                                               86,100           68,970
                                                                                                 -------------     ------------

                  Net cash provided by (used in) operating activities                            $    (594,264)    $      5,309
                                                                                                 --------------    ------------

         Cash Flows From Investing Activities
         Purchase of equipment                                                                   $     (22,190)    $     (5,309)
                                                                                                 --------------    -------------

                  Net cash used in investing activities                                          $     (22,190)    $     (5,309)
                                                                                                 --------------    -------------

         Cash Flows From Financing Activities
             Decrease in related party receivables, net                                          $      39,967     $          0
         Proceeds from common stock subscribed                                                         573,086                0
                                                                                                 -------------     ------------

                  Net cash provided by financing activities                                      $     613,053     $          0
                                                                                                 -------------     ------------

                  Net decrease in cash                                                           $      (3,401)    $          0

         Cash, beginning of period                                                               $      12,408     $          0
                                                                                                 -------------     ------------

         Cash, end of period                                                                     $       9,007     $          0
                                                                                                 =============     ============


         See Accompanying Notes to Consolidated Financial Statements.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         BUSINESS OPERATIONS

         The Company is a provider of diversified products and services to the electronic transaction processing industry, offering merchant accounts for the acceptance and processing of credit and debit cards, as well as a proprietary "smart card" based gift and loyalty program. The Company's Merchant Card Services division, establishes "merchant accounts" for businesses that enable those businesses to accept credit cards, debit cards, and other forms of electronic payments from their customers; supplies the necessary card readers and other point-of-sale transaction systems; facilitates processing for the accounts; and, provides e-commerce solutions. Through its WorldWide Gift & Loyalty division, ICE also markets a proprietary "Smart Card"-based system that enables merchants to economically offer store-branded gift and loyalty cards - one of the fastest growing product categories in the industry. GTL is an equipment leasing firm that specializes in financing point-of-sale transaction systems.card" based gift and gift and loyalty program.

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

         CASH

         For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2004 and December 31, 2003.

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

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         ADVERTISING

         Advertising costs are charged to operations as incurred. Advertising costs for the three months ended March 31, 2004 and 2003 were $34,023 and $6,203, respectively.

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

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         In November 2003, the EITF reached a consensus on Issue 03-01, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS (EITF 03-01). EITF 03-01 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than 12 months and those in a loss position for greater than 12 months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment's fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have a significant effect on our financial position or operating results.

         In November 2003, the EITF reached a consensus on Issue 03-10, APPLICATION OF EITF 02-16 BY RESELLERS TO SALES INCENTIVES OFFERED TO CONSUMERS BY MANUFACTURERS, addressing how a reseller is to account for the redemption of a manufacturer's coupon by a consumer at the reseller's location (EITF 03-10). EITF 03-10 eliminates the option that permitted resellers to report the value of the consideration received as a reduction in costs of goods sold, but rather mandates that it be recorded as revenue. EITF 03-10 is applicable to new arrangements, including modifications to existing arrangements, entered into in fiscal periods beginning after November 25, 2003. The provisions of this consensus do not have a significant effect on our financial position or operating results.

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2.  ACCOUNTS RECEIVABLE

         Accounts receivable and allowance for doubtful accounts consist of the following:

                                                     March 31,     December 31,
                                                          2004             2003
                                                 -------------    -------------

         Accounts Receivable                     $     285,554    $     162,859
         Less: allowance for doubtful accounts         (39,775)          (1,945)
                                                 --------------   --------------
                                                 $     245,779    $     160,914
                                                 =============    =============



NOTE 3.  FIXED ASSETS

         Fixed assets and accumulated depreciation consists of the following:

                                                     March 31,     December 31,
                                                          2004             2003
                                                 -------------    -------------

         Equipment                               $      41,498    $      19,308
         Accumulated Depreciation                       (2,184)          (1,213)
                                                 --------------   --------------
                                                 $      38,314    $      18,095
                                                 =============    =============


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


                                                      March 31, 2004               December 31, 2003
                                       -------------------------------    -------------------------------
                                                           Accumulated                        Accumulated
                                             Gross       Amortization      Gross            Amortization

         Merchant list                 $   1,500,000     $           0    $   1,500,000     $           0
         Tradename                           500,000                 0          500,000                 0
         Internet Domain                      50,000                 0           50,000                 0
                                       -------------     -------------    -------------     -------------
                                       $   2,050,000     $           0    $   2,050,000     $           0
                                       =============     =============    =============     =============

         Goodwill                      $   2,685,213     $           0    $   2,685,213     $           0
                                       =============     =============    =============     =============

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5.  ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                               March 31,     December 31,
                                                    2004             2003
                                           -------------    -------------

         Wages payable                     $     375,838    $     275,375
         Accrued expenses                         56,242           97,829
         Lease funding payable                   112,352           85,182
         Taxes payable                            38,890           38,836
                                           -------------    -------------
                                           $     583,322    $     497,222
                                           =============    =============


NOTE 6.  STOCKHOLDERS' EQUITY

         COMMON STOCK

         The authorized common stock of the Company consists of 100,000,000 shares of common shares with par value of $0.0005 and 10,000,000 shares of serial preferred stock. The company has stock issued and outstanding on March 31, 2004 and December 31, 2003 of 12,970,394 and 12,630,250,
         respectively. The Company has not issued any preferred stock.

         On January 16, 2003, a "Plan and Agreement of Reorganization" was entered into between International Card Establishment, Inc. ("ICE Nevada"), a Nevada corporation and iNetEvents, Inc, a Delaware company (INET Delaware). The Company issued fourteen millions (14,000,000) shares of common stock in exchange of 100% of the shares of ICE Nevada. The 14,000,000 shares represent 54.0% of the outstanding stock of the Company, establishing a change in control of the Company. It is the intention of the Company and ICE Nevada that the transaction constitutes a tax-free "reorganization" as defined in the Internal Revenue Code of 1986, as amended. The Company closed the transaction on July 18, 2003. The transaction is accounted for as a reverse acquisition with International Card Establishment, Inc. the surviving registrant. For accounting purposes, International Card Establishment has been treated as the accounting acquirer and, accordingly, is presented as the continuing entity. The historical financial statements are those of International Card Establishment. INetEvents, Inc. changed its name to International Card Establishment, which is the legal entity going forward and is referred to hereafter as the "Company." The trading symbol has been changed from IEVT to ICRD.

         On July 30, 2003, the Company's shareholders approved a reverse split of its common stock at one share for every two shares of the existing stock. The number of common stock shares outstanding decreased from 25,520,500 to 12,630,250. Prior period information has been restated to reflect the stock split.

         On January 15, 2003, the Company entered into a binding letter of intent with GlobalTech Leasing, a California corporation. GTL provides lease funding for equipment supplied by the Company to its customers, as well as numerous other unrelated merchant service providers. On December 15, 2003, the Company entered into a "Plan and Agreement of Reorganization" with GTL and closed the transaction on December 29, 2003. The Company is to issue five million (5,000,000) shares of common stock in exchange of 100% of the shares of GTL. It is the intention of the Company and GTL that the transaction constitutes a tax-free "reorganization" as defined in the

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6.  STOCKHOLDERS' EQUITY (CONTINUED)

         Internal Revenue Code of 1986, as amended. The shares were issued in April 2004. The shares are included in the determination of computing earnings per share.

         On October 15, 2003, the Company approved a private placement of Common Stock in accordance with Delaware General Corporation Law. The placement was to sell through a purchase agreement up to 2,857,143 shares at $0.70 per share along with warrants to purchase shares at $0.50 per share. As of March 31, 2004 and December 31, 2003, subscriptions for 688,002 and 375,857 shares were sold for $466,586 and $263,100. The shares were issued in January and April 2004. As all rights and obligations for the shares were completed, the shares are included in the determination of computing earnings per share.

         In 2004, the Company agreed to issue stock for services rendered under consulting agreements. The stock was issued in April 2004. The Company subscribed stock of 100,000 shares in compensation of $111,500 of consulting services. The Company also agreed to satisfy debt of $20,000 by the issuance of 20,000 shares. These shares were issued in April 2004, and held by the Company pending other terms to be satisfied.

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

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding. Weighted average number of shares outstanding for the three months ended March 31, 2004 and 2003 were 18,485,294 and 7,000,000, respectively. As of March 31, 2004 and December 31, 2003 the Company had no dilutive potential common shares.

NOTE 7.  INCOME TAXES

         The provision for income taxes is composed of the following:

                                              March 31,     December 31,
                                                   2004             2003
                                          -------------    -------------

         Federal                          $     (62,000)   $     (83,000)
         State                                  (23,000)         (31,000)
                                          --------------   --------------

         Total deferred tax asset         $     (85,000)   $    (114,000)
                                          ==============   ==============

         The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7.  INCOME TAXES (CONTINUED)

         The provision for income taxes is composed of the following:

                                                                           March 31,     December 31,
                                                                                2004             2003
                                                                       -------------    -------------

         Income tax at the federal statutory rate of 35 percent        $    (150,000)   $    (191,000)
         State, net of federal benefit                                       (24,000)         (31,000)
         Nondeductible accruals and other                                      7,000            6,000
         Change in valuation allowance                                        82,000          102,000
                                                                       -------------    -------------

         Total provision for income taxes                              $     (85,000)   $    (114,000)
                                                                       ==============   ==============



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

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8.  BUSINESS COMBINATIONS (CONTINUED)

         Purchase price allocation. The allocation of purchase accounting under SFAS No. 141 requires that the total purchase price be allocated to the fair value of the assets acquired and liabilities assumed based on their fair values at the acquisition date. The amounts assigned to each major asset and liability category as of December 29, 2003 is as follows:

         Current assets                                 $     116,740
         Fixed assets                                           7,000
         Intangible assets                                  2,050,000
         Goodwill                                           2,685,213
         Related party receivables, net                        39,966
         Liabilities                                         (378,919)
                                                        --------------

         Net assets acquired                            $   4,520,000
                                                        =============


NOTE 9.  COMMITMENTS AND CONTINGENCIES

         On October 1, 2002, the Company entered into a five-year software license agreement for software pertaining to the gift and loyalty program. License fees are $400 per month for the first two years, with the final three years to be renegotiated in 2004. Minimum licensing payments due are:

                                   2004             $       3,600
                                   2005                     4,800
                                   2006                     4,800
                                   2007                     3,600
                                   2008                         0
                                                    -------------
                                                    $      16,800



         The Company leases furnished office space on a month-to-month basis for $13,018 per month. GTL leases office space on a month-to-month basis for $2,378 per month. The company also leases office equipment on a monthly basis at nominal amounts. Total lease costs in the three months ended March 31, 2004 and 2003 were $70,842 and $25,536, respectively.

         The Company entered into a "Web Site Maintenance Agreement" with Usestore Worldwide, LLC ("USE") to provide web site hosting, maintenance services, and management and customer support services for Usestore customers. This agreement is effective from October 1, 2002 through September 30, 2007

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 10. RELATED PARTY TRANSACTIONS

         The President is or was the controlling shareholder of Cardservice Tri-County ("CST"); GlobalTech Leasing ("GTL"), a company that finances leased equipment to merchant customers; and Worldwide Gift and Loyalty, Inc. ("WGL"), which licenses gift and loyalty software used by the Company in its gift and loyalty program. Transactions and balances related to CST and WGL at March 31, 2004 and CST, GTL, and WGL at March 31, 2003


         ACCOUNT                                         2004            2003
         --------------------------------------------------------------------

         Revenues                                 $    50,000    $     60,000
         Cost of sales                                  1,200           1,200


         Accounts receivable                           14,534          35,163
         Allowance for doubtful accounts                    0           1,410
         Accounts payable and accrued expenses        115,724          30,068

         Amounts due to and from related parties are interest free and paid in the normal course of business.

Item II. Management's Discussion and Analysis or Plan of Operation

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

This quarterly report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

EXECUTIVE SUMMARY

Our strategy is to grow profitably by increasing our penetration of the expanding small merchant marketplace for payment and "microticket" leasing services. We find these merchants through our ISO and agent channels of distribution and intend to make additional acquisitions on an opportunistic basis in this fragmented segment of the industry.

OVERVIEW

We are a rapidly growing provider of credit and debit card-based payment processing services and micro ticket leasing services to small merchants. As of March 31, 2004, we provided our services to over 500 ISOs and thousands of merchants located across the United States. Our payment processing services enable our merchants to process traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone. Our micro ticket leasing services allow small merchants to finance the cost of point of sale equipment capable of reading a cardholder's account information from the card's magnetic stripe or computer chip and sending that information electronically for authorization and processing.

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

CRITICAL ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, impacting our reported results of operations and financial position. Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in Item 1. The critical accounting policies described here are those that are most important to the depiction of our financial condition and results of operations and their application requires management's most subjective judgment in making estimates about the effect of matters that are inherently uncertain.

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

THREE MONTHS ENDED MARCH 31, 2004 ("2004") COMPARED TO THREE MONTHS ENDED MARCH 31, 2003 ("2003")

For the quarter ended March 31, 2004, the company generated net revenues of $3,388,528 as compared to net revenues of $281,133 for the quarter ended March 31, 2003. The company's cost of revenues aggregated $2,726,472 as compared to $88,189 for the quarter ended March 31, 2003 and yielded a gross profit of $662,056 as compared to $192,944 for the quarter ended March 31, 2003. The company's operating, general and administrative costs aggregated approximately $1,091,596 for the quarter ended March 31, 2004 as compared to $280,354 for the quarter ended March 31, 2003 resulting in a net operating loss of $(429,540) for the quarter ended March 31, 2004 as compared to a net operating loss of $(87,410) for the quarter ended March 31, 2003.

The company's cash position decreased to $9,007 at March 31, 2004 from a balance of $12,408 as of December 31, 2003. The company continued to be funded in part from an increase in accounts payable and accrued expenses, which increased in the aggregate to $875,037 as of March 31, 2004, from $753,446 as of December 31, 2003. The company expended cash to increase accounts receivable from $160,914 as of December 31, 2003 to $245,779 as of March 31, 2004. The company received $441,586 in proceeds from the sale of its common stock during the quarter ended March 31, 2004. Management believes that it will be able to fund the company's existing operations through its present cash position and the continuation of revenue producing activities by its subsidiaries ICE and GTL. We will need to seek further capital through the sale of our capital stock and/or the issuance of debt in order to continue to grow the company.

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

LIQUIDITY AND CAPITAL RESOURCES

We are currently seeking to expand our merchant services offerings in bankcard, gift and loyalty and POS equipment leasing. In addition, we are investigating additional business opportunities and potential acquisitions; accordingly we will require additional capital to complete the expansion and to undertake any additional business opportunities. We have financed our development during the current quarter primarily through the sale of common stock and short-term debt. As of March 31, 2004, we had total current liabilities of $1,076,339, which included $78,650 in outstanding notes payable. We had $9,007 cash on hand as of March 31, 2004. We had a bank overdraft as of March 31, 2004 of $122,652. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our planned expansion. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

Item III.         Controls and Procedures.

           Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), as of a date within 90 days of the filing date of this Form 10-Q. Based on this evaluation, they have concluded that those disclosure controls and procedures were adequate. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.



                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings ..........................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ...........................................None

Item 3 - Defaults by the Company on its
         Senior Securities ..........................................None

Item 4 - Submission of Matters to Vote of Security Holders...........None

Item 5 - Other Information

        (1)  Committees and financial reviews.

                  The board of directors has not established an audit committee. In addition, we do not have any other compensation or executive or similar committees. We will not, in all likelihood, establish an audit committee until such time as we increase our revenues, of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditor's participation in the financial reporting process.

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


Item 6 - Exhibits and Reports on Form 8-K.

         (a) The following exhibits are filed with this report.

                Exhibit #     Description
                ---------     -----------
                  31.1        Certification of Chief Executive Officer pursuant
                              to 18 U.S.C. 1350
                  31.2        Certification of Chief Financial Officer pursuant
                              to 18 U.S.C. 1350
                  32.1        Certification of Chief Executive Officer pursuant
                              to 18 U.S.C. 1350
                  32.2        Certification of Chief Financial Officer pursuant
                              to 18 U.S.C. 1350

         (b) Reports on Form 8-K.

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    International Card Establishment, Inc.



Dated: May 13, 2004                 By: /s/ WILLIAM LOPSHIRE
                                        --------------------
                                            William Lopshire
                                            Chief Executive Officer
                                            (Principal Executive Officer)






Dated: May 13, 2004                 By: /s/ JOHNATHAN SEVERN
                                        -------------------------
                                            Johnathan Severn
                                            Chief Financial Officer
                                            (Principal Accounting Officer)