Form 10QSB
period 2004-06-30
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2004-08-16
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.


                        COMMISSION FILE NUMBER 000-33129


                     INTERNATIONAL CARD ESTABLISHMENT, INC.
        _________________________________________________________________
        (Exact Name of Small Business Issuer as Specified in its Charter)


           Delaware                                               95-4581903
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


 300 Esplanade Drive, Suite 1950
       Oxnard, CA                                                       93030
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

At August 13, 2004, there were outstanding 23,396,324 shares of the Registrant's Common Stock, $.0005 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I


                              FINANCIAL INFORMATION


ITEM I.   FINANCIAL STATEMENTS


                     INTERNATIONAL CARD ESTABLISHMENT, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2004



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                               June 30,       December 31,
                                                                                   2004               2003
                                                                              ___________     ____________
                                                                              (unaudited)

ASSETS

CURRENT ASSETS
     Cash                                                                     $ 1,367,515      $   12,408
     Accounts receivable, trade, net of allowance                                 196,312         160,914
     Inventory                                                                     14,648          12,832
     Other receivables                                                            747,978         168,016
        Prepaid assets                                                             24,019           8,347
                                                                              ___________      __________
                     Total current assets                                       2,350,462         362,517
                                                                              ___________      __________

OFFICER RECEIVABLE                                                                      0          44,967
FIXED ASSETS, Net                                                                  42,371          18,095
INTANGIBLE ASSETS                                                               2,050,000       2,050,000
GOODWILL                                                                        2,685,213       2,685,213
DEFERRED INCOME TAXES                                                             753,000         114,000
                                                                              ___________      __________

                   Total assets                                               $ 7,881,046      $5,274,792
                                                                              ===========      ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Outstanding checks in excess of bank balance                             $         0      $  132,596
     Accounts payable                                                             184,404         256,224
     Accrued expenses                                                             755,056         497,222
     Notes payable, related parties                                                78,650          78,650
     Due to related party                                                               0           5,000
                                                                              ___________      __________

            Total current liabilities                                         $ 1,018,111      $  969,692
                                                                              ___________      __________

                   Total liabilities                                          $ 1,018,111      $  969,692


STOCKHOLDERS' EQUITY
     Preferred stock:  $.0005 par value; authorized 5,000,000 shares;
        issued and outstanding:  no shares at March 31, 2004 and
        December 31, 2003
     Common stock: $.0005 par value; authorized 100,000,000 shares;
        issued and outstanding: 23,426,324 and 12,630,250 shares
        at June 30, 2004 and December 31, 2003, respectively                  $    11,713      $    6,315
     Common stock subscribed, 0 and 375,857 shares
        at June 30, 2004 and December 31, 2003, respectively                            0         263,100
     Common stock to be issued in acquisition of GlobalTech
        Leasing, Inc., 5,000,000 shares at December 31, 2003                            0       4,520,000
     Additional paid-in capital                                                 8,295,288               0
     Accumulated deficit                                                       (1,444,066)       (484,315)
                                                                              ___________      __________
            Total stockholders' equity                                        $ 6,862,935      $4,305,100
                                                                              ___________      __________


                   Total liabilities and
                   stockholders' equity                                       $ 7,881,046      $5,274,792
                                                                              ===========      ==========

          See Accompanying Notes to Consolidated Financial Statements.


                                       F-2





             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                           Three months ended                      Six months ended
                                                        June 30,         June 30,          June 30,          June 30,
                                                            2004             2003              2004              2003
                                                      ____________      ___________       ___________      ___________

Sales of leases                                       $  2,997,379      $         0       $ 5,590,183      $         0
Merchant services revenues                                 606,523          266,198         1,473,662          570,548
Less:  sales returns and allowances                        (71,515)         (16,675)         (142,930)         (39,891)
                                                      ____________      ___________       ___________      ___________
 Net revenue                                          $  3,532,387      $   249,524       $ 6,920,915      $   530,657


Cost of revenue
 Cost of leases                                       $  2,821,072      $         0       $ 5,146,128      $         0
 Commissions                                               106,938           31,336           270,288           66,652
 Cost of sales                                             185,873           44,466           397,295           99,488
 Other                                                      28,546              150            55,190              400
                                                      ____________      ___________       ___________      ___________
         Cost of revenue                                 3,142,429           75,952         5,868,901          166,540

         Gross profit                                 $    389,958      $   173,572       $ 1,052,014      $   364,117
                                                      ____________      ___________       ___________      ___________


Operating, general, and administrative expenses
 General, administrative and selling expenses         $  1,554,434      $   303,039       $ 2,645,059      $   580,931
 Depreciation and amortization                               2,143              189             3,114              252
                                                      ____________      ___________       ___________      ___________
         Total operating, general, and
         administrative expenses                      $  1,556,577      $   303,228       $ 2,648,173      $   581,183
                                                      ____________      ___________       ___________      ___________


         Net operating loss                           $ (1,166,619)     $  (129,656)      $(1,596,159)     $  (217,066)

Non-operating income (expense)
 Interest income                                               822                0               822                0
 Interest expense                                           (3,231)               0            (3,414)               0
                                                      ____________      ___________       ___________      ___________

 Net loss before income taxes                         $ (1,169,029)     $  (129,656)      $(1,598,751)     $  (217,066)

 Provision for income taxes                               (554,000)               0          (639,000)               0
                                                      ____________      ___________       ___________      ___________

 Net loss                                             $   (615,028)     $  (129,656)      $  (959,751)     $  (217,066)
                                                      ============      ===========       ===========      ===========

 Net loss per share, basic
 and diluted                                          $      (0.02)     $     (0.02)      $     (0.05)     $     (0.03)
                                                      ============      ===========       ===========      ===========

 Average number of shares
 of common stock outstanding                            20,567,605        7,000,000        19,529,486        7,000,000
                                                      ============      ===========       ===========      ===========


          See Accompanying Notes to Consolidated Financial Statements.


                                      F-3




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                      Common Stock          Additional       Common       Common
                                 _______________________      Paid-In        Stock       Stock for      Accumulated
                                    Shares       Amount       Capital      Subscribed   Acquisition       Deficit          Total
                                  __________    ________    ___________    __________   ___________     ___________      __________

Balance, December 31, 2002         7,000,000    $  3,500    $    16,500    $       0    $         0     $   (17,416)     $    2,584

Net loss, March 31, 2003                                                                                    (87,410)        (87,410)
                                  __________    ________    ___________    _________    ___________     ___________      __________

Balance, March 31, 2003            7,000,000    $  3,500    $    16,500    $       0    $         0     $  (104,826)     $  (84,826)
                                  ==========    ========    ===========    =========    ===========     ===========      ==========



Balance, December 31, 2003        12,630,250    $  6,315    $         0    $ 263,100    $ 4,520,000     $  (484,315)     $4,305,100

Issued common stock
   subscribed from 2003              375,857         188        262,912     (263,100)                                             0

Issued stock in acquisition of
    GlobalTech Leasing, Inc.       5,000,000       2,500      4,517,500                  (4,520,000)                              0

Issued stock through
    private placement                885,141         442        604,144                                                     604,586

Issued stock for services
   and payment of debt               120,000          60        131,440                                                     131,500

Issued stock through
    private placement              4,415,076       2,208      2,779,292                                                   2,781,500

Net loss, June 30, 2004                                                                                    (959,751)       (959,751)
                                  __________    ________    ___________    _________    ___________     ___________      __________

                                  23,426,324    $ 11,713    $ 8,295,288    $       0    $         0     $(1,444,066)     $6,862,935
                                  ==========    ========    ===========    =========    ===========     ===========      ==========


See Accompanying Notes to Consolidated Financial Statements.


                            F-4




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Six Months Ended June 30,
                                                                        2004               2003
                                                                    ____________        __________

Cash Flows From
Operating Activities
    Net loss                                                        $   (959,751)       $ (217,066)
    Depreciation and amortization
    Adjustments to reconcile net loss to cash
         used in operating activities:
    Depreciation                                                           3,114               252
    Provision for income taxes                                          (639,000)                0
    Allowance for doubtful accounts                                       16,423                 0
Changes in assets and liabilities
    (Increase) decrease in accounts receivable                           (51,811)           67,326
    Increase in inventory                                                 (1,816)           (7,896)
    Increase in other receivables                                       (514,962)           (7,500)
    Increase in prepaid expenses                                         (15,672)            4,944
    Increase (decrease) in bank overdraft                               (132,596)           21,093
    Increase (decrease) in accounts payable                              (71,820)           16,581
    Increase in accrued expenses                                         257,835            67,575
                                                                    ____________        __________

         Net cash provided by (used in) operating activities        $ (2,110,056)       $  (54,691)
                                                                    ____________        __________

Cash Flows From Investing Activities
Purchase of equipment                                               $    (27,390)       $   (5,309)
                                                                    ____________        __________

         Net cash used in investing activities                      $    (27,390)       $   (5,309)
                                                                    ____________        __________

Cash Flows From Financing Activities
    Decrease in related party receivables, net                      $    (25,033)       $        0
    Contribution of capital                                                    0            60,000
    Proceeds from common stock                                         3,517,586                 0
                                                                    ____________        __________

         Net cash provided by financing activities                  $  3,492,553        $   60,000
                                                                    ____________        __________

         Net decrease in cash                                       $  1,355,107        $        0

Cash, beginning of period                                           $     12,408        $        0
                                                                    ____________        __________

Cash, end of period                                                 $  1,367,515        $        0
                                                                    ============        ==========


          See Accompanying Notes to Consolidated Financial Statements.


                                       F-5


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements have been prepared by International Card Establishment pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial results should be read in conjunction with International Card Establishment's Form 10-K for the year ended December 31, 2003. We have reclassified certain prior period amounts to conform to our current presentation.

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

The Company, through the acquisition of GTL acquires leases from Independent Sales Organizations (ISO) that sells merchant services to customers. GTL packages and resells the leases to financing institutions for administration of the leases. Revenue is recognized upon approval of the sales agreement and shipment of equipment by the ISO. Leases not accepted by the financing institutions are recovered from the ISO, or may be processed in house.

ADVERTISING

Advertising costs are charged to operations as incurred. Advertising costs for the three months ended June 30, 2004 and 2003 were $89,484 and $12,590, respectively and for the six months ended June 30, 2004 and 2003 were $123,507 and $18,793, respectively.

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

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2.  ACCOUNTS RECEIVABLE

Accounts   receivable  and  allowance  for  doubtful  accounts  consist  of  the following:

                                    June 30,     December 31,
                                        2004             2003
                                    ________     ____________

Accounts Receivable                 $214,670       $162,859

Less: allowance for doubtful
   accounts                          (18,368)        (1,945)
                                    ________       ________
                                    $196,312       $160,914
                                    ========       ========


NOTE 3.  FIXED ASSETS

Fixed assets and accumulated depreciation consists of the following:

                                    June 30,     December 31,
                                        2004             2003
                                    ________     ____________

Equipment                           $ 46,699       $ 19,308

Accumulated Depreciation              (4,328)        (1,213)
                                    ________       ________
                                    $ 42,371       $ 18,095
                                    ========       ========


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


                           June 30, 2004                 December 31, 2003
                    ___________________________     ___________________________
                                   Accumulated                     Accumulated
                      Gross        Amortization       Gross        Amortization
                    __________     ____________     __________     ____________

Merchant list       $1,500,000         $  0         $1,500,000         $  0
Tradename              500,000            0            500,000            0
Internet Domain         50,000            0             50,000            0
                    __________         ____         __________         ____
                    $2,050,000         $  0         $2,050,000         $  0
                    ==========         ====         ==========         ====

Goodwill            $2,685,213         $  0         $2,685,213         $  0
                    ==========         ====         ==========         =====

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5.  ACCRUED EXPENSES

Accrued  expenses  consist of the  following:

                          March 31,     December 31,
                               2004             2003
                          _________     ____________

Wages payable             $ 386,866      $ 275,375
Accrued expenses             52,663         97,829
Lease funding payable       275,088         85,182
Taxes payable                40,439         38,836
                          _________      _________
                          $ 755,057      $ 497,222
                          =========      =========


NOTE 6.  STOCKHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 100,000,000 shares of common shares with par value of $0.0005 and 10,000,000 shares of serial preferred stock. The company has stock issued and outstanding on June 30, 2004 and December 31, 2003 of 23,426,324 and 12,630,250, respectively. The Company has not issued any preferred stock.

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

On October 15, 2003, the Company approved a private placement of Common Stock in accordance with Delaware General Corporation Law. The placement was to sell through a purchase agreement up to 2,857,143 shares at $0.70 per share along with warrants to purchase shares at $0.50 per share. As of June 30, 2004 and December 31, 2003, subscriptions for 1,260,998 and 375,857 shares were sold for $867,686 and $263,100. The shares were issued in January and April 2004. Warrants are for one (1) common share of stock for each two (2) shares purchased pursuant to the subscription agreement, exercisable through December 31, 2004.

In 2004, the Company agreed to issue stock for services rendered under consulting agreements. The Company issued 100,000 shares of common stock in compensation of $111,500 of consulting services. The Company also agreed to satisfy debt of $20,000 by the issuance of 20,000 shares.

In April 2004, The Company approved a private placement of Common Stock to raise up to $3,000,000. The Company issued 4,415,076 shares of stock at $0.63 per share. Each share of common stock included A Warrants and B Warrants. One (1) A Warrant will be issued for each two (2) shares of common stock issued. The per A Warrant Share exercise price to acquire a Warrant share is $0.69. A Warrants will be exercisable until the registration statement has been effective for 180 days. One (1) B Warrant will be issued for each one (1) share of common stock issued. The per A Warrant Share exercise price to acquire a Warrant share is $1.00. B Warrants will be exercisable for five years from the Closing Date of the subscription agreement.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding. Weighted average number of shares outstanding for the three months ended June 30, 2004 and 2003 were 20,567,605 and 7,000,000, respectively and for the six months ended June 30, 2004 and 2003 were 19,529,486 and 7,000,000, respectively. As of June 30, 2004 and December 31, 2003 the Company had no dilutive potential common shares.

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7.  BUSINESS COMBINATIONS

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

Purchase price allocation. The allocation of purchase accounting under SFAS No. 141 requires that the total purchase price be allocated to the fair value of the assets acquired and liabilities assumed based on their fair values at the acquisition date. The amounts assigned to each major asset and liability category as of December 29, 2003 is as follows:

     Current assets                          $   116,740
     Fixed assets                                  7,000
     Intangible assets                         2,050,000
     Goodwill                                  2,685,213
     Related party receivables, net               39,966
     Liabilities                                (378,919)
                                             ___________

     Net assets acquired                     $ 4,520,000
                                             ===========

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8.  COMMITMENTS AND CONTINGENCIES

On October 1, 2002, the Company entered into a five-year software license agreement for software pertaining to the gift and loyalty program. License fees are $400 per month for the first two years, with the final three years to be renegotiated in 2004. Minimum licensing payments due are:


                                             2004                  $  2,400
                                             2005                     4,800
                                             2006                     4,800
                                             2007                     3,600
                                             2008                         0
                                                                   ________
                                                                   $ 15,600


The Company leases furnished office space on a month-to-month basis for $13,018 per month. GTL leases office space on a month-to-month basis for $2,378 per month. The company also leases office equipment on a monthly basis at nominal amounts. Total lease costs in the three months ended March 31, 2004 and 2003 were $70,842 and $25,536, respectively.

The Company entered into a "Web Site Maintenance Agreement" with Usestore Worldwide, LLC ("USE") to provide web site hosting, maintenance services, and management and customer support services for Usestore customers. This agreement is effective from October 1, 2002 through September 30, 2007

In November 2003, the Company entered into a Binding Letter of Intent with Worldwide Business Services, Inc., dba Cardservice Worldwide (WBSI) to acquire the stock of WBSI. As part of the agreement, ICE agreed to pay certain expenses of WBSI necessary to close the transaction. In May 2004, WBSI vacated the transaction without repaying the Company for the expenses paid. The Company has filed a lawsuit against WBSI and other entities to protect trade secrets and to collect the monies paid for the expenses of WBSI. The Company also claims breach of contract, fraud and deceit, violation of the Uniform Trade Secrets Act, tortuous interference with prospective business advantage and other related causes of action. Initial pleadings were filed, and WBSI has not yet responded. No trial date has been set.

As of June 30,  2004,  $312,678  had been  paid for the  expenses  of WBSI.  The
Company feels confident in the collection of this debt and does not have allowance against the receivable.

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

EXECUTIVE SUMMARY

Our strategy is to grow profitably by increasing our penetration of the expanding small merchant marketplace for payment processing and "micro ticket" leasing services. We find these merchants through our independent sales organization ("ISO") and agent channels of distribution and intend to make additional acquisitions on an opportunistic basis in this fragmented segment of the industry.

OVERVIEW

We are a rapidly growing provider of credit and debit card-based payment processing services and micro ticket leasing services to small merchants. As of June 30, 2004, we provided our services to over 500 ISOs and thousands of merchants located across the United States. Our payment processing services enable our merchants to process traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the internet or by mail, fax or telephone. Our micro ticket leasing services allow small merchants to finance the cost of point of sale equipment capable of reading a cardholder's account information from the card's magnetic stripe or computer chip and sending that information electronically for authorization and processing.

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

On January 26, 2003, we entered into a Plan and Agreement of Reorganization with International Card Establishment, Inc., a Nevada corporation and its shareholders. International Card Establishment, Inc., a Nevada corporation, was incorporated in August, 2002. As part of the acquisition - a reorganization in the form of a reverse merger, International Card Establishment, Inc. became our wholly-owned subsidiary, and there was a change of our control. Following the International Card Establishment, Inc. acquisition we changed our corporate name from iNetEvents, Inc. to International Card Establishment, Inc. and reverse split our outstanding shares of Common Stock on a one for two share basis.

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

SIX MONTHS ENDED JUNE 30, 2004 ("2004") COMPARED TO SIX MONTHS ENDED JUNE 30, 2003 ("2003")


For the six-month period ended June 30, 2004, the company generated net revenues of $6,920,915 as compared to net revenues of $530,657 for the same six-month period ended June 30, 2003. The company's cost of revenues aggregated $5,868,901 as compared to $166,540 for the six-month period ended June 30, 2003 and yielded a gross profit of $1,052,014 as compared to $364,117 for the six-month period ended June 30, 2003. The company's operating, general and administrative costs aggregated approximately $2,648,173 for the six-months ended June 30, 2004 as compared to $581,183 for the same period in 2003, resulting in a net operating loss of $(1,596,159) for the six-month period ended June 30, 2004 as compared to a net operating loss of $(217,066)for the six-month period ended June 30, 2003.

The company's cash position increased to $1,367,515 at June 30, 2004 from a balance of $12,408 as of December 31, 2003. The company continued to be funded in part from an increase in accounts payable and accrued expenses, which increased in the aggregate to $939,460 as of June 30, 2004, from $753,446 as of December 31, 2003. The company received $3,223,086 in proceeds from the sale of its common stock during the six-month period ended June 30, 2004. Management believes that it will be able to fund the company through its present cash position and the continuation of revenue producing activities by its subsidiaries ICE and GTL. We will need to seek further capital through the sale of our capital stock and/or the issuance of debt in order to continue to grow the company.

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

LIQUIDITY AND CAPITAL RESOURCES

We are currently seeking to expand our merchant services offerings in bankcard, gift and loyalty and POS equipment leasing. In addition, we are investigating additional business opportunities and potential acquisitions; accordingly we will require additional capital to complete the expansion and to undertake any additional business opportunities.
We have financed our development during the current six-month period primarily through the sale of common stock and short-term debt. As of June 30, 2004, we had total current liabilities of $1,018,111. We had $1,367,515 cash on hand as of June 30, 2004.
We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and planned expansion. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

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

Item 4 - Submission of Matters to Vote of Security Holders..None

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

                  31.1
                  31.2
                  32.1
                  32.2

         (b) Reports on Form 8-K.

                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   International Card Establishment, Inc.



Dated: August 16, 2004             By: /s/ WILLIAM LOPSHIRE
                                       _________________________________
                                           William Lopshire
                                           Chief Executive Officer
                                           (Principal Executive Officer)



Dated: August 16, 2004             By: /s/ JOHNATHAN SEVERN
                                       _________________________________
                                           Johnathan Severn
                                           Chief Financial Officer
                                           (Principal Accounting Officer)