Form 10QSB
period 2004-09-30
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2004-11-22
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
              OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 000-33129

                     INTERNATIONAL CARD ESTABLISHMENT, INC.

        (Exact Name of Small Business Issuer as Specified in its Charter)



           Delaware                                               95-4581903
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


 300 Esplanade Drive, Suite 1950
       Oxnard, CA                                                       93030
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip code)


                    Issuer's telephone number: (800) 400-0206

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At November 22, 2004, there were outstanding 28,378,150 shares of the Registrant's Common Stock, $.0005 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2004


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 September 30,     December 31,
                                                                                                          2004             2003
                                                                                                 -------------     ------------
                                                                                                   (unaudited)
          ASSETS

          CURRENT ASSETS
               Cash                                                                              $   1,531,918     $     12,408
               Accounts receivable, trade, net of allowance                                            412,508          160,914
               Inventory                                                                               142,886           12,832
               Other receivables                                                                    1,474,7163          233,016
                  Prepaid assets                                                                        25,822            8,347
                                                                                                 -------------     ------------
                                                             Total current assets                    3,587,297          427,517
                                                                                                 -------------     ------------

          OFFICER RECEIVABLE                                                                                 0           44,967
          FIXED ASSETS, Net                                                                            184,961           18,095
          INTANGIBLE ASSETS                                                                          2,050,000        2,050,000
          GOODWILL                                                                                   8,737,698        2,685,213
          DEPOSITS                                                                                      17,551                -
          DEFERRED INCOME TAXES                                                                        994,000          114,000
                                                                                                 -------------     ------------

                             Total assets                                                        $  15,571,507     $  5,339,792
                                                                                                 =============     ============


                                                         LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
               Outstanding checks in excess of bank balance                                      $           0     $    132,596
               Accounts payable                                                                        462,794          256,224
               Accrued expenses                                                                        829,534          497,222
               Notes payable, related parties                                                          510,842           78,650
               Due to related party                                                                          0           70,000
                                                                                                 -------------     ------------

                      Total current liabilities                                                  $   1,803,170     $  1,034,692

          LONG-TERM DEBT                                                                        $    1,797,225     $     -
                                                                                                --------------     ------------

                             Total liabilities                                                   $   3,600,395     $  1,034,692


          STOCKHOLDERS' EQUITY
               Preferred stock:  $.0005 par value; authorized 5,000,000 shares;
                  issued and outstanding:  30,000  and no shares at
                  September 30, 2004 and December 31, 2003                                       $          15     $          -
               Common stock: $.0005 par value; authorized 100,000,000 shares;
                  issued and outstanding: 28,408,150 and 12,630,250 shares
                  at September 30, 2004 and December 31, 2003, respectively                      $      14,204     $      6,315
               Common stock subscribed, 0 and 375,857 shares
                  at September 30, 2004 and December 31, 2003, respectively                                  0          263,100
               Common stock to be issued in acquisition of GlobalTech
                  Leasing, Inc., 5,000,000 shares at December 31, 2003                                       0        4,520,000
               Additional paid-in capital                                                           13,763,641                0
               Accumulated deficit                                                                  (1,806,748)        (484,315)
                                                                                                 --------------    -------------
                      Total stockholders' equity                                                 $  11,971,112     $  4,305,100
                                                                                                 -------------     ------------

                             Total liabilities and
                             stockholders' equity                                                $  15,571,507     $  5,339,792
                                                                                                 =============     ============


         See Accompanying Notes to Consolidated Financial Statements.


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                  Three months ended                      Nine months ended
                                                              September 30,     September 30,    September 30,     September 30,
                                                                       2004             2003              2004             2003
                                                              -------------     ------------     -------------     ------------

       Sales of leases                                        $   3,259,487     $          0     $   8,849,670     $          0
       Merchant services revenues                                   710,242          246,466         2,183,905          817,014
       Less:  sales returns and allowances                          (49,107)         (15,851)         (192,037)         (55,742)
                                                              --------------    -------------    --------------    -------------
          Net revenue                                         $   3,920,622     $    230,615     $  10,841,538     $    761,272


       Cost of revenue
          Cost of leases                                      $   2,965,795     $          0     $   8,111,924     $          0
          Commissions                                               174,590           32,841           444,878           99,493
          Cost of sales                                             216,056           49,980           613,351          149,468
          Other                                                      24,826              295            80,016              695
                                                              -------------     ------------     -------------     ------------
                  Cost of revenue                                 3,381,267           83,116         9,250,169          249,656

                  Gross profit                                $     539,355     $    147,499     $   1,591,369     $    511,616
                                                              -------------     ------------     -------------     ------------


       Operating, general, and administrative expenses
          General, administrative and selling expenses        $   1,123,773     $    238,784     $   3,768,832     $    819,710
          Depreciation and amortization                               8,677              422            11,791              674
                                                              -------------     ------------     -------------     ------------
                  Total operating, general, and
                  administrative expenses                     $   1,132,450     $    239,206     $   3,780,623     $    820,384
                                                              -------------     ------------     -------------     ------------


                  Net operating loss                          $    (593,095)    $    (91,707)    $  (2,189,254)    $   (308,768)

       Non-operating income (expense)
          Interest income                                             1,642                0             2,464                0
          Interest expense                                          (12,229)            (654)          (15,643)            (659)
                                                              --------------    -------------    --------------    -------------

          Net loss before income taxes                        $    (603,682)    $    (92,361)    $  (2,202,433)    $   (309,427)

          Provision for income taxes                               (241,000)               0          (880,000)               0
                                                              --------------    ------------     --------------    ------------

          Net loss                                            $    (362,682)    $    (92,361)    $  (1,322,433)    $   (309,427)
                                                              ==============    =============    ==============    =============

          Net loss per share, basic
          and diluted                                         $      (0.01)     $     (0.01)     $      (0.06)     $     (0.04)
                                                              =============     ============     =============     ============

          Average number of shares
          of common stock outstanding                            24,563,483       11,528,675        21,219,733        8,526,147
                                                              =============     ============     =============     ============


         See Accompanying Notes to Consolidated Financial Statements.


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                              Common Stock
                                         -------------------------- Additional   Common      Common
                                                                     Paid-In      Stock      Stock for    Accumulated
                                          Shares       Amount        Capital    Subscribed  Acquisition     Deficit         Total
                             ------ --- -----------    ---------- ------------  -----------  ------------ ------------ ------------

Balance, December 31, 2002        0   0   7,000,000    $   3,500  $    16,500   $        0   $         0  $   (17,416) $     2,584

Contribution of Capital by
    Shareholders                                                       60,000                                               60,000
Recapitalization of common
    stock in connection with
    merger, iNetEvents, Inc.              5,630,250        9,130      (82,815)                                (34,003)    (107,688)
July 30, 2003 reverse stock
    split 1:2 shares                                      (6,315)       6,315

Net loss, September 30, 2003                                                                       (309,427)    (309,427)
                             ------ --- -----------    ---------- ------------  -----------  ------------ ------------ ------------

Balance, September 30, 2003       0 $ 0  12,630,250    $   3,500  $    16,500   $        0   $         0  $  (360,846) $  (354,531)
                             ====== === ===========    ========== ============  ===========  ============ ============ ============



Balance, December 31, 2003               12,630,250    $   6,315  $         0   $  263,100   $ 4,520,000  $  (484,315) $ 4,305,100

Issued common stock
   subscribed from 2003                     375,857          188      262,912     (263,100)                                      0
Issued stock in acquisition of
    GlobalTech Leasing, Inc.              5,000,000        2,500    4,517,500                 (4,520,000)                        0
Issued stock through
    private placement                       885,141          442      604,144                                              604,586
Issued stock for services
   and payment of debt                      120,000           60      131,440                                              131,500
Issued stock through
    private placement                     4,415,076        2,208    2,779,292                                            2,781,500
Issuance of stock in
    acquisition of NEOS
    Merchant Solutions                    4,981,826        2,491    2,777,368                                            2,779,859
Issuance of preferred
    shares                   30,000  15                             2,690,985                                            2,691,000

Net loss,September 30, 2004                                                                                (1,322,433)  (1,322,433)
                             ------ --- -----------    ---------- ------------  -----------  ------------ ------------ ------------

                             30,000 $15  28,408,150    $  14,204  $13,763,641   $        0   $        0   $(1,806,748) $11,971,112
                             ====== === ===========    ========== ============  ===========  ============ ============ ============

         See Accompanying Notes to Consolidated Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 Nine Months Ended September 30,
                                                                                                          2004             2003
                                                                                                 -------------     ------------
         Cash Flows From
         Operating Activities
             Net loss                                                                            $  (1,322,433)    $   (309,427)
             Depreciation and amortization
             Adjustments to reconcile net loss to cash
                  used in operating activities:
             Depreciation                                                                               11,791              674
             Provision for income taxes                                                               (880,000)               0
             Allowance for doubtful accounts                                                            14,811           (5,685)
         Changes in assets and liabilities
             (Increase) decrease in accounts receivable                                                (51,811)          58,437
             Increase in inventory                                                                      (1,816)          (4,650)
             Increase in other receivables                                                            (514,962)          (4,863)
             Increase in prepaid expenses                                                              (15,672)           6,177
             Increase (decrease) in bank overdraft                                                    (132,596)          16,305
             Increase (decrease) in accounts payable                                                   (71,820)          23,964
             Increase in accrued expenses                                                              257,835          101,810
                                                                                                 -------------     ------------

                  Net cash provided by (used in) operating activities                            $  (2,110,056)    $   (117,259)
                                                                                                 --------------    -------------

         Cash Flows From Investing Activities
         Acquisition of iNetEvents, Inc., net of cash related assets                             $           -     $     (6,186)
         Purchase of equipment                                                                         (27,390)          (5,309)
                                                                                                 --------------    -------------

                  Net cash used in investing activities                                          $     (27,390)    $    (11,495)
                                                                                                 --------------    -------------

         Cash Flows From Financing Activities
             Related party receivables, net                                                      $     (25,033)    $     70,000
             Contribution of capital                                                                         0           60,000
             Proceeds from common stock                                                              3,517,586                0
                                                                                                 -------------     ------------

                  Net cash provided by financing activities                                      $   3,492,553     $    130,000
                                                                                                 -------------     ------------

                  Net increase in cash                                                           $   1,355,107     $      1,246

         Cash, beginning of period                                                               $      12,408     $          0
                                                                                                 -------------     ------------

         Cash, end of period                                                                     $   1,367,515     $      1,246
                                                                                                 =============     ============

         Supplemental Information

         Interest Paid                                                                           $      3,414
         Acquisition of iNetEvents, Inc. by issuance
             of 5,630,244 shares of common stock                                                                   $   (107,688)


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

         As further discussed in Note 7., the Company agreed to a reorganization with iNetEvents ("INET"), a Delaware corporation. The Company exchanged all issued and outstanding stock for fourteen million (14,000,000) shares of stock of INET. The Company closed the transaction with INET on July 18, 2003. The transaction is accounted for as a reverse acquisition with International Card Establishment, Inc. the surviving registrant. As a result, International Card Establishment's former stockholders exercised control over INET. The transaction is a capital transaction where INET is treated as a non-business entity. Therefore, the accounting for the merger is identical to that resulting from a reverse merger, except no goodwill or other intangible assets are recorded. For accounting purposes, International Card Establishment has been treated as the accounting acquirer and, accordingly, is presented as the continuing entity. The historical financial statements are those of International Card Establishment. INetEvents, Inc. changed its name to International Card Establishment, which is the legal entity going forward and is referred to hereafter as the "Company."

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

         CASH
         For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2004 and December 31, 2003.

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

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         GOODWILL AND LONG-LIVED ASSETS
         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after September 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value.

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

         ADVERTISING
         Advertising costs are charged to operations as incurred. Advertising costs for the three months ended September 30, 2004 and 2003 were $89,484 and $12,590, respectively and for the nine months ended September 30, 2004 and 2003 were $123,507 and $18,793, respectively.

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

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2.  ACCOUNTS RECEIVABLE

         Accounts receivable and allowance for doubtful accounts consist of the following:

                                                  September 30,    December 31,
                                                          2004             2003
                                                 -------------    -------------

         Accounts Receivable                     $     214,670    $     162,859
         Less: allowance for doubtful
           accounts                                    (18,368)          (1,945)
                                                 --------------   --------------
                                                 $     196,302    $     160,914
                                                 =============    =============



NOTE 3.  FIXED ASSETS

         Fixed assets and accumulated depreciation consists of the following:

                                                September 30,     December 31,
                                                         2004             2003
                                                -------------    -------------

         Equipment                              $      46,699    $      19,308
         Accumulated Depreciation                      (4,328)          (1,213)
                                                --------------   --------------
                                                $      42,371    $      18,095
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

                                                      September 30, 2004                 December 31, 2003
                                               --------------------------------   -------------------------------
                                                                   Accumulated                       Accumulated
                                                     Gross       Amortization         Gross          Amortization
                                               -------------     -------------    -------------     -------------
         Merchant list                         $   1,500,000     $           0    $   1,500,000     $           0
         Tradename                                   500,000                 0          500,000                 0
         Internet Domain                              50,000                 0           50,000                 0
                                               -------------     -------------    -------------     -------------
                                               $   2,050,000     $           0    $   2,050,000     $           0
                                               =============     =============    =============     =============

         Goodwill                              $   2,685,213     $           0    $   2,685,213     $           0
                                               =============     =============    =============     =============


                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5.  ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                            September 30,     December 31,
                                                     2004             2003
                                            -------------    -------------

         Wages payable                      $     386,866    $     275,375
         Accrued expenses                          52,663           97,829
         Lease funding payable                    275,088           85,182
         Taxes payable                             40,439           38,836
                                            -------------    -------------
                                            $     755,056    $     497,222
                                            =============    =============


NOTE 6.  STOCKHOLDERS' EQUITY

         COMMON STOCK

         The authorized common stock of the Company consists of 100,000,000 shares of common shares with par value of $0.0005 and 10,000,000 shares of serial preferred stock. The company has stock issued and outstanding on September 30, 2004 and December 31, 2003 of 23,426,324 and 12,630,250, respectively. The Company has not issued any preferred stock.

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

         On October 15, 2003, the Company approved a private placement of Common Stock in accordance with Delaware General Corporation Law. The placement was to sell through a purchase agreement up to 2,857,143 shares at $0.70 per share along with warrants to purchase shares at $0.50 per share. As of September 30, 2004 and December 31, 2003, subscriptions for 1,260,998 and 375,857 shares were sold for $867,686 and $263,100. The shares were issued in January and April 2004. Warrants are for one (1) common share of stock for each two (2) shares purchased pursuant to the subscription agreement, exercisable through December 31, 2004.

         In 2004, the Company agreed to issue stock for services rendered under consulting agreements. The Company issued 100,000 shares of common stock in compensation of $111,500 of consulting services. The Company also agreed to satisfy debt of $20,000 by the issuance of 20,000 shares.

         In April 2004, The Company approved a private placement of Common Stock to raise up to $3,000,000. The Company issued 4,415,076 shares of stock at $0.63 per share. Each share of common stock included A Warrants and B Warrants. One (1) A Warrant will be issued for each two (2) shares of common stock issued. The per A Warrant Share exercise price to acquire a Warrant share is $0.69. A Warrants will be exercisable until the registration statement has been effective for 180 days. One (1) B Warrant will be issued for each one (1) share of common stock issued. The per B Warrant Share exercise price to acquire a Warrant share is $1.00. B Warrants will be exercisable for five years from the Closing Date of the subscription agreement.

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

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding. Weighted average number of shares outstanding for the three months ended September 30, 2004 and 2003 were 20,567,605 and 7,000,000, respectively and for the nine months ended September 30, 2004 and 2003 were 19,529,486 and 7,000,000, respectively. As of September 30, 2004 and December 31, 2003 the Company had no dilutive potential common shares.

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

         Purchase price allocation. The allocation of purchase accounting under SFAS No. 141 requires that the total purchase price be allocated to the fair value of the assets acquired and liabilities assumed based on their fair values at the acquisition date. The amounts assigned to each major asset and liability category as of December 29, 2003 is as follows:

         Current assets                                $     116,740
         Fixed assets                                          7,000
         Intangible assets                                 2,050,000
         Goodwill                                          2,685,213
         Related party receivables, net                       39,966
         Liabilities                                        (378,919)
                                                       --------------

         Net assets acquired                           $   4,520,000
                                                       =============
                                      F-16

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8.  COMMITMENTS AND CONTINGENCIES

         On October 1, 2002, the Company entered into a five-year software license agreement for software pertaining to the gift and loyalty program. License fees are $400 per month for the first two years, with the final three years to be renegotiated in 2004. Minimum licensing payments due are:

                                2004             $       2,400
                                2005                     4,800
                                2006                     4,800
                                2007                     3,600
                                2008                         0
                                                 -------------
                                                 $      15,600



         The Company leases furnished office space on a month-to-month basis for $20,988 per month. GTL leases office space on a month-to-month basis for $2,778 per month. The company also leases office equipment on a monthly basis at nominal amounts. Total lease costs in the three months ended September 30, 2004 and 2003 were $79,012 and $25,536, respectively. Total lease costs in the nine months ended September 30, 2004 and 2003 were $149,854 and $51,071, respectively.

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

         As of September 30, 2004, $312,678 had been paid for the expenses of WBSI. The Company feels confident in the collection of this debt and does not have allowance against the receivable.

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 9.  RELATED PARTY TRANSACTIONS

         The President is the controlling shareholder of Cardservice Tri-Counties, Inc. ("CST"); GlobalTech Leasing (prior to the acquisition); and Worldwide Gift and Loyalty, Inc. ("WGL"), a company that administers the loyalty program for the Company's customers. Transactions and balances related to CST, GTL, and WGL are the following:

                                                             Three months ended                  Nine months ended
                                                       September 30,     September 30,    September 30,     September 30,
                  Account                                       2004             2003              2004             2003
                  ------------------------------------------------------------------------------------------------------

                  Revenues                             $     120,186     $     184,119    $     260,693     $    387,461
                  Returns and allowances                       5,856            (8,403)           4,280          (19,333)

                  Cost of sales                              188,249            40,509          392,080           87,423
                  Other expenses                              66,400            14,627          107,164           20,641


                  Account                                                September 30, 2004    December 31, 2003
                  ----------------------------------------------------------------------------------------------

                  Accounts receivable                                               70,372                32,252
                  Allowance for doubtful accounts                                        0                   757
                  Accounts payable                                                  54,775                78,282


         Amounts due to and from related parties are interest free and paid in the normal course of business. The returns and allowances result from customers processed through the related parties, not the related parties, as described in Note 1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

We are a rapidly growing provider of credit and debit card-based payment processing services and micro ticket leasing services to small merchants. As of September 30, 2004, we provided our services to over 500 ISOs and thousands of merchants located across the United States. Our payment processing services enable our merchants to process traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the internet or by mail, fax or telephone. Our micro ticket leasing services allow small merchants to finance the cost of point of sale equipment capable of reading a cardholder's account information from the card's magnetic stripe or computer chip and sending that information electronically for authorization and processing.

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

NINE MONTHS ENDED SEPTEMBER 30, 2004 ("2004") COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003 ("2003")

For the nine-month period ended September 30, 2004, the company generated net revenues of $10,841,538 as compared to net revenues of $6,920,915 for the same nine-month period ended September 30, 2003. The company's cost of revenues aggregated $9,250,169 as compared to $5,868,901 for the nine-month period ended September 30, 2003 and yielded a gross profit of $1,591,369 as compared to $1,052,014 for the nine-month period ended September 30, 2003. The company's operating, general and administrative costs aggregated approximately $3,780,623 for the nine-months ended September 30, 2004 as compared to $2,648,173 for the same period in 2003, resulting in a net operating loss of $2,202,433 for the nine-month period ended September 30, 2004 as compared to a net operating loss of $1,596,159 for the nine-month period ended September 30, 2003.

The company's cash position increased to $1,501,710 at September 30, 2004 from a balance of $12,408 as of December 31, 2003. The company continued to be funded in part from an increase in accounts payable and accrued expenses, which increased in the aggregate to $429,264 as of September 30, 2004, from $162,854 as of December 31, 2003. The company received $3,223,086 in proceeds from the sale of its common stock during the nine-month period ended September 30, 2004. Management believes that it will be able to fund the company through its present cash position and the continuation of revenue producing activities by its subsidiaries ICE and GTL. We will need to seek further capital through the sale of our capital stock and/or the issuance of debt in order to continue to grow the company.

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

We have financed our development during the current nine-month period primarily through the sale of common stock and short-term debt. As of September 30, 2004, we had total current liabilities of $1,803,170. We had $1,531,918 cash on hand as of September 30, 2004.

We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and planned expansion. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

ITEM 3. CONTROLS AND PROCEDURES.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 28, 2004 we and several accredited institutional investors (collectively, the "Investors") entered into a Subscription Agreement whereby the Investors agreed to purchase an aggregate of 4,415,076 shares of common stock at $0.63 per share for an aggregate purchase price of $2,781,500.. In addition, the Investors received (i) one Class A Warrant exercisable at $0.69 per share for each two shares purchased; and (ii) one Class B Warrant exercisable at $1.00 per share for each share purchased.

Effective September 8, 2004, International Card Establishment, Inc., ICE Sub, Inc., our wholly owned subsidiary, and NEOS Merchant Solutions, Inc. ("NEOS") finalized an Agreement and Plan of Merger pursuant to which NEOS merged with and into our wholly owned subsidiary. As a result of the merger, each share of NEOS capital stock outstanding was converted into the right to receive our common shares.

As part of the merger, $500,000 in cash was received by us at closing; $500,000 promissory note due and payable on January 1, 2005; $1,500,000 promissory note due and payable on January 1, 2006; 5,000,000 shares of our common stock; and $1,000,000 assumption of liabilities.

The above-referenced promissory notes bear 8% interest and are convertible at the option of the holder into shares of our common stock at a 25% discount of the average closing price for the 20 days prior to conversion. The above-referenced promissory note that is due in 2006 will be off-set to the extent the NEOS liabilities are greater than $1,000,000.

On September 13, 2004, we entered into a Subscription Agreement with Mercator Advisory Group LLC ("MAG") and Monarch Pointe Fund Ltd. ("Purchaser") wherein we sold and issued to Purchaser an aggregate of (i) 30,000 shares of its Series A Convertible Preferred Stock and (ii) Warrants to acquire not to exceed 1,877,346 shares of common stock.

The issuance of the shares and the warrants pursuant to the aforementioned unregistered sales of equity securities was exempt from registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of such Securities Act and Regulation D promulgated thereunder based upon the representations of each of the Investors that it was an "accredited investor" (as defined under Rule 501 of Regulation D) and that it was purchasing such securities without a present view toward a distribution of the securities. In addition, there was no general advertisement conducted in connection with the sale of the securities.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.


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

31.1    Certification by Chief Executive Officer pursuant to Sarbanes Oxley
        Section 302.
32.1    Certification by Chief Financial Officer pursuant to Sarbanes Oxley
        Section 302.
32.1    Certification by Chief Executive Officer pursuant to 18 U.S. C.
        Section 1350
32.2    Certification by Chief Financial Officer pursuant to 18 U.S. C.
        Section 1350

(b) Reports on Form 8-K.

     o Form 8-K filed June 10, 2004 regarding our execution of a Securities Purchase Agreement with several accredited institutional investors.
     o Form 8-K filed September 14, 2004 regarding our execution of an Agreement and Plan of Merger with NEOS Merchant Solutions, Inc.
     o Form 8-K filed September 17, 2004 regarding our execution of a Subscription Agreement with several accredited institutional investors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     INTERNATIONAL CARD ESTABLISHMENT, INC.





DATED: NOVEMBER 22, 2004             BY: /s/ WILLIAM LOPSHIRE
                                       ---------------------------------
                                             WILLIAM LOPSHIRE
                                             CHIEF EXECUTIVE OFFICER
                                             (PRINCIPAL EXECUTIVE OFFICER)



DATED: NOVEMBER 22, 2004             BY: /s/ JOHNATHAN SEVERN
                                       ---------------------------------
                                             JOHNATHAN SEVERN
                                             CHIEF FINANCIAL OFFICER
                                             (PRINCIPAL ACCOUNTING OFFICER)