Form 10QSB/A
period 2004-09-30
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2004-11-24
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2004


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 September 30,     December 31,
                                                                                                          2004             2003
                                                                                                 -------------     ------------
                                                                                                   (unaudited)
          ASSETS

          CURRENT ASSETS
               Cash                                                                              $   1,531,918     $     12,408
               Accounts receivable, trade, net of allowance                                            412,508          160,914
               Inventory                                                                               142,886           12,832
               Other receivables                                                                     1,321,163          233,016
                  Prepaid assets                                                                        25,822            8,347
                                                                                                 -------------     ------------
                                                             Total current assets                    3,434,297          427,517
                                                                                                 -------------     ------------

          OFFICER RECEIVABLE                                                                                 0           44,967
          FIXED ASSETS, Net                                                                            184,961           18,095
          INTANGIBLE ASSETS                                                                          2,050,000        2,050,000
          GOODWILL                                                                                   8,737,698        2,685,213
          DEPOSITS                                                                                      17,551                -
          DEFERRED INCOME TAXES                                                                        994,000          114,000
                                                                                                 -------------     ------------

                             Total assets                                                        $  15,418,507     $  5,339,792
                                                                                                 =============     ============


                                                         LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
               Outstanding checks in excess of bank balance                                      $           0     $    132,596
               Accounts payable                                                                        462,794          256,224
               Accrued expenses                                                                        829,534          497,222
               Notes Payable                                                                             3,596
               Notes payable, related parties                                                        1,007,246           78,650
               Due to related party                                                                          0           70,000
                                                                                                 -------------     ------------

                      Total current liabilities                                                  $   2,303,170     $  1,034,692

          LONG-TERM DEBT, RELATED PARTIES                                                       $    1,297,225     $          -
                                                                                                --------------     ------------

                             Total liabilities                                                   $   3,600,395     $  1,034,692


          STOCKHOLDERS' EQUITY
               Preferred stock:  $.0005 par value; authorized 5,000,000 shares;
                  issued and outstanding:  30,000  and no shares at
                  September 30, 2004 and December 31, 2003                                       $          15     $          -
               Common stock: $.0005 par value; authorized 100,000,000 shares;
                  issued and outstanding: 28,408,150 and 12,630,250 shares
                  at September 30, 2004 and December 31, 2003, respectively                      $      14,204     $      6,315
               Common stock subscribed, 0 and 375,857 shares
                  at September 30, 2004 and December 31, 2003, respectively                                  0          263,100
               Common stock to be issued in acquisition of GlobalTech
                  Leasing, Inc., 5,000,000 shares at December 31, 2003                                       0        4,520,000
               Additional paid-in capital                                                           13,610,641                0
               Accumulated deficit                                                                  (1,806,748)        (484,315)
                                                                                                 --------------    -------------
                      Total stockholders' equity                                                 $  11,818,112     $  4,305,100
                                                                                                 -------------     ------------

                             Total liabilities and
                             stockholders' equity                                                $  15,418,507     $  5,339,792
                                                                                                 =============     ============


         See Accompanying Notes to Consolidated Financial Statements.


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                  Three months ended                      Nine months ended
                                                              September 30,     September 30,    September 30,     September 30,
                                                                       2004             2003              2004             2003
                                                              -------------     ------------     -------------     ------------

       Sales of leases                                        $   3,099,257     $          0     $   8,689,440     $          0
       Merchant services revenues                                   710,242          246,466         2,183,905          817,014
       Less:  sales returns and allowances                          (49,107)         (15,851)         (192,037)         (55,742)
                                                              --------------    -------------    --------------    -------------
          Net revenue                                         $   3,760,392     $    230,615     $  10,681,308     $    761,272


       Cost of revenue
          Cost of leases                                      $   2,810,736     $          0     $   7,956,865     $          0
          Commissions                                               174,590           32,841           444,878           99,493
          Cost of sales                                             210,885           49,980           608,180          149,468
          Other                                                      24,826              295            80,016              695
                                                              -------------     ------------     -------------     ------------
                  Cost of revenue                                 3,221,037           83,116         9,089,939          249,656

                  Gross profit                                $     539,355     $    147,499     $   1,591,369     $    511,616
                                                              -------------     ------------     -------------     ------------


       Operating, general, and administrative expenses
          General, administrative and selling expenses        $   1,123,773     $    238,784     $   3,768,832     $    819,710
          Depreciation and amortization                               8,677              422            11,791              674
                                                              -------------     ------------     -------------     ------------
                  Total operating, general, and
                  administrative expenses                     $   1,132,450     $    239,206     $   3,780,623     $    820,384
                                                              -------------     ------------     -------------     ------------


                  Net operating loss                          $    (593,095)    $    (91,707)    $  (2,189,254)    $   (308,768)

       Non-operating income (expense)
          Interest income                                             1,642                0             2,464                0
          Interest expense                                          (12,229)            (654)          (15,643)            (659)
                                                              --------------    -------------    --------------    -------------

          Net loss before income taxes                        $    (603,682)    $    (92,361)    $  (2,202,433)    $   (309,427)

          Provision for income taxes                               (241,000)               0          (880,000)               0
                                                              --------------    ------------     --------------    ------------

          Net loss                                            $    (362,682)    $    (92,361)    $  (1,322,433)    $   (309,427)
                                                              ==============    =============    ==============    =============

          Net loss per share, basic
          and diluted                                         $      (0.01)     $     (0.01)     $      (0.06)     $     (0.04)
                                                              =============     ============     =============     ============

          Average number of shares
          of common stock outstanding                            24,563,483       11,528,675        21,219,733        8,526,147
                                                              =============     ============     =============     ============


         See Accompanying Notes to Consolidated Financial Statements.


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                              Preferred          Common Stock
                               Stock       -------------------------  Additional     Common      Common
                             -------------                             Paid-In       Stock      Stock for    Accumulated
                             Shares Amount   Shares         Amount     Capital     Subscribed  Acquisition     Deficit       Total
                             ------ ------ -----------    ---------- ------------  -----------  ------------ ------------ ---------

Balance, December 31, 2002        0   0   7,000,000    $   3,500  $    16,500   $        0   $         0  $   (17,416) $     2,584

Contribution of Capital by
    Shareholders                                                       60,000                                               60,000
Recapitalization of common
    stock in connection with
    merger, iNetEvents, Inc.              5,630,250        9,130      (82,815)                                (34,003)    (107,688)
July 30, 2003 reverse stock
    split 1:2 shares                                      (6,315)       6,315

Net loss, September 30, 2003                                                                                 (309,427)    (309,427)
                             ------ --- -----------    ---------- ------------  -----------  ------------ ------------ ------------

Balance, September 30, 2003       0 $ 0  12,630,250    $   6,315  $         0   $        0   $         0  $  (360,846) $  (354,531)
                             ====== === ===========    ========== ============  ===========  ============ ============ ============



Balance, December 31, 2003               12,630,250    $   6,315  $         0   $  263,100   $ 4,520,000  $  (484,315) $ 4,305,100

Issued common stock
   subscribed from 2003                     375,857          188      262,912     (263,100)                                      0
Issued stock in acquisition of
    GlobalTech Leasing, Inc.              5,000,000        2,500    4,517,500                 (4,520,000)                        0
Issued stock through
    private placement                       885,141          442      604,144                                              604,586
Issued stock for services
   and payment of debt                      120,000           60      131,440                                              131,500
Issued stock through
    private placement                     4,415,076        2,208    2,779,292                                            2,781,500
Issuance of stock in
    acquisition of NEOS
    Merchant Solutions                    4,981,826        2,491    2,777,368                                            2,779,859
Issuance of preferred
    shares                   30,000  15                             2,537,985                                            2,538,000

Net loss,September 30, 2004                                                                                (1,322,433)  (1,322,433)
                             ------ --- -----------    ---------- ------------  -----------  ------------ ------------ ------------

                             30,000 $15  28,408,150    $  14,204  $13,610,641   $        0   $        0   $(1,806,748) $11,818,112
                             ====== === ===========    ========== ============  ===========  ============ ============ ============

         See Accompanying Notes to Consolidated Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 Nine Months Ended September 30,
                                                                                                          2004             2003
                                                                                                 -------------     ------------
         Cash Flows From
         Operating Activities
             Net loss                                                                            $  (1,322,433)    $   (309,427)
             Depreciation and amortization
             Adjustments to reconcile net loss to cash
                  used in operating activities:
             Depreciation                                                                               11,791              674
             Provision for income taxes                                                               (880,000)               0
             Allowance for doubtful accounts                                                            14,811           (5,685)
         Changes in assets and liabilities
             (Increase) decrease in accounts receivable                                               (156,953)          58,437
             Increase in inventory                                                                     (22,657)          (4,650)
             Increase in other receivables                                                            (126,133)          (4,863)
             Increase in prepaid expenses                                                              (12,293)           6,177
             Increase (decrease) in bank overdraft                                                    (132,596)          16,305
             Increase (decrease) in accounts payable                                                  (157,211)          23,963
             Increase in accrued expenses                                                              122,109          101,810
                                                                                                 -------------     ------------

                  Net cash provided by (used in) operating activities                            $  (2,661,565)    $   (117,259)
                                                                                                 --------------    -------------

         Cash Flows From Investing Activities
         Acquisition of iNetEvents, Inc., net of cash related assets                             $           -     $     (6,186)
         Acquisition of NEOS, net of each related assets                                              (433,246)               -
         Purchase of equipment                                                                         (29,232)          (5,309)
                                                                                                 --------------    -------------

                  Net cash used in investing activities                                          $    (462,478)    $    (11,495)
                                                                                                 --------------    -------------

         Cash Flows From Financing Activities
             Related party receivables, net                                                      $     (25,033)    $     70,000
             Payments on related party notes payable                                                  (520,000)               -
             Contribution of capital                                                                         0           60,000
             Proceeds from common stock                                                              5,188,586                -
                                                                                                 -------------     ------------

                  Net cash provided by financing activities                                      $   4,643,553     $    130,000
                                                                                                 -------------     ------------

                  Net increase in cash                                                           $   1,519,210     $      1,246

         Cash, beginning of period                                                               $      12,408     $          0
                                                                                                 -------------     ------------

         Cash, end of period                                                                     $   1,531,918     $      1,246
                                                                                                 =============     ============

         Supplemental Information

         Interest Paid                                                                           $      3,414
         Acquisition of iNetEvents, Inc. by issuance
             of 5,630,244 shares of common stock                                                                   $   (107,688)
         Notes payable issued in acquisition of NEOS Merchant Solutions, Inc.                    $  2,297,225
         Acquisition of NEOS Merchant Solutions, Inc. issuance of
             4,981,826 shares of common stock                                                    $  2,779,859
         Receivable from sale of preferred stock                                                 $    867,000


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

         As further discussed in Note 8, the Company agreed to a reorganization with iNetEvents ("INET"), a Delaware corporation. The Company exchanged all issued and outstanding stock for fourteen million (14,000,000) shares of stock of INET. The Company closed the transaction with INET on July 18, 2003. The transaction is accounted for as a reverse acquisition with International Card Establishment, Inc. the surviving registrant. As a result, International Card Establishment's former stockholders exercised control over INET. The transaction is a capital transaction where INET is treated as a non-business entity. Therefore, the accounting for the merger is identical to that resulting from a reverse merger, except no goodwill or other intangible assets are recorded. For accounting purposes, International Card Establishment has been treated as the accounting acquirer and, accordingly, is presented as the continuing entity. The historical financial statements are those of International Card Establishment. INetEvents, Inc. changed its name to International Card Establishment, which is the legal entity going forward and is referred to hereafter as the "Company."

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

         On January 15, 2003, the Company entered into a binding letter of intent with GlobalTech Leasing ("GTL"), a California corporation. GTL provides lease funding for equipment supplied by the Company to its customers, as well as numerous other unrelated merchant service providers. On December 15, 2003, the Company entered into a "Plan and Agreement of Reorganization" with GTL and closed the transaction on December 29, 2003. The Company issued five million (5,000,000) shares of common stock in exchange of 100% of the shares of GTL. It is the intention of the Company and GTL that the transaction constitutes a tax-free "reorganization" as defined in the Internal Revenue Code of 1986, as amended.

         On September 9, 2004, the Company completed an Agreement and Plan of Merger with NEOS Merchant Solutions, Inc. ("NEOS"), a California corporation. NEOS provides smart card loyalty programs in an integrated vertical system for its customers, as well as other electronic payment services. The Company issued four million, nine hundred eighty-one thousand, eight hundred twenty-six (4,981,826) shares of common stock and $2,297,225 in notes payable in exchange of 100% of the shares of NEOS. It is the intention of the Company and NEOS that the transaction constitutes a tax-free "reorganization" as defined in the Internal Revenue Code of 1986, as amended.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         International Card Establishment, Inc. a Nevada Corporation, INET, NEOS and GTL are wholly owned subsidiaries of the Company. Accordingly, the accompanying financial statements include the results of International Card Establishment for all periods presented and the results of INET, NEOS and GTL from the date of the acquisitions.

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

         BUSINESS OPERATIONS
         The Company is a provider of diversified products and services to the electronic transaction processing industry, offering merchant accounts for the acceptance and processing of credit and debit cards, as well as a proprietary "smart card" based gift and loyalty program. The Company's Merchant Card Services division, establishes "merchant accounts" for businesses that enable those businesses to accept credit cards, debit cards, and other forms of electronic payments from their customers; supplies the necessary card readers and other point-of-sale transaction systems; facilitates processing for the accounts; and, provides e-commerce solutions. Through its NEOS Subsidiary and WorldWide Gift & Loyalty division, ICE also markets a proprietary "Smart Card"-based system that enables merchants to economically offer store-branded gift and loyalty cards - one of the fastest growing product categories in the industry. GTL is an equipment leasing firm that specializes in financing point-of-sale transaction systems.card" based gift and gift and loyalty program.

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

         The Company recorded intangible assets and goodwill in the acquisitions of Global Tech Leasing, Inc. and in the acuisition of NEOS Merchant Solutions, Inc. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairment at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairments recognized in current earnings.

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

         ADVERTISING
         Advertising costs are charged to operations as incurred. Advertising costs for the three months ended September 30, 2004 and 2003 were $39,174 and $11,558, respectively and for the nine months ended September 30, 2004 and 2003 were $162,681 and $30,351, respectively.

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

NOTE 2.  ACCOUNTS RECEIVABLE

         Accounts receivable and allowance for doubtful accounts consist of the following:

                                               September 30,    December 31,
                                                       2004             2003
                                              -------------    -------------

         Accounts Receivable                  $     429,264    $     162,859
         Less: allowance for doubtful
               accounts                             (16,756)          (1,945)
                                              --------------   --------------
                                              $     412,508    $     160,914
                                              =============    =============

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3.  FIXED ASSETS

         Fixed assets and accumulated depreciation consists of the following:

                                         September 30,     December 31,
                                                  2004             2003
                                         -------------    -------------

         Equipment                       $     197,965    $      19,308
         Accumulated Depreciation              (13,004)          (1,213)
                                         --------------   --------------
                                         $     184,961    $      18,095
                                         =============    =============


NOTE 4.  GOODWILL AND INTANGIBLE ASSETS

         As described in Note 1, goodwill and intangible assets were purchased with the acquisitions of GlobalTech Leasing, Inc. and NEOS Merchant Solutions Inc. The purchase price allocation at fair market values included values assigned to intangible assets and a portion allocated to goodwill. The company has determined that the intangibles purchased have an indefinite useful life. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairments recognized in current earnings. The Company has determined that no impairment to the assigned values had occurred at September 30, 2004 and December 31, 2003. The Company's intangible assets and accumulated amortization consisted of the following:


                                             September 30, 2004                 December 31, 2003
                                    ------------------------------------------------------------------
                                                        Accumulated                        Accumulated
                                          Gross       Amortization      Gross            Amortization
                                    -------------     -------------    -------------     -------------
         Merchant list              $   1,500,000     $           0    $   1,500,000     $           0
         Tradename                        500,000                 0          500,000                 0
         Internet Domain                   50,000                 0           50,000                 0
                                    -------------     -------------    -------------     -------------
                                    $   2,050,000     $           0    $   2,050,000     $           0
                                    =============     =============    =============     =============

         Goodwill                   $   8,737,698     $           0    $   2,685,213     $           0
                                    =============     =============    =============     =============



NOTE 5.  ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                        September 30,     December 31,
                                                 2004             2003
                                        -------------    -------------

         Wages payable                  $     454,168    $     275,375
         Accrued expenses                     119,615           97,829
         Lease funding payable                204,853           85,182
         Taxes payable                         50,898           38,836
                                        -------------    -------------
                                        $     829,534    $     497,222
                                        =============    =============

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6.  NOTES PAYABLES

         Notes payable consist of the following:

                                                                       September 30,     December 31,
                                                                                2004             2003
                                                                       -------------    -------------

         Notes payable, to acquire computer equipment                  $       3,596    $           0
                                                                       =============    =============

         Notes payable, at 10% interest, to related parties in
             iNetEvents, Inc., due on demand                           $      58,650    $      78,650
         Notes payable, at 1.23% interest, to related
             parties in NEOS acquisition, payable in $25,000
            installments                                                     248,596                0
         Note payable, at 8% interest, to related party in
            Neos acquisition, due on December 31, 2004                       200,000                0
         Note payable, at 8% interest, to related parties in
           NEOS acquisition, due on January 1, 2005                          500,000                0
                                                                       -------------    -------------

         Short term notes payable, related parties                     $   1,007,246    $      78,650
                                                                       =============    =============

         Note payable, at 8% interest, to related parties in
           NEOS acquisition, due on January 1, 2006                        1,297,225                0
                                                                       -------------    -------------

         Long-term notes payable, related parties                      $   1,297,225    $           0
                                                                       =============    =============

NOTE 7.  STOCKHOLDERS' EQUITY

         COMMON STOCK

         The authorized common stock of the Company consists of 100,000,000 shares of common shares with par value of $0.0005 and 10,000,000 shares of serial preferred stock. The company has common stock issued and outstanding on September 30, 2004 and December 31, 2003 of 28,408,150 and 12,630,250, respectively. The Company has preferred stock issued and outstanding on September 30, 2004 and December 31, 2003 of 30,000 and 0, respectively.

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

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7.  STOCKHOLDERS' EQUITY (CONTINUED)

         On July 30, 2003, the Company's shareholders approved a reverse split of its common stock at one share for every two shares of the existing stock. The number of common stock shares outstanding decreased from 25,520,500 to 12,630,250. Prior period information has been restated to reflect the stock split.


         On January 15, 2003, the Company entered into a binding letter of intent with GlobalTech Leasing, a California corporation. GTL provides lease funding for equipment supplied by the Company to its customers, as well as numerous other unrelated merchant service providers. On December 15, 2003, the Company entered into a "Plan and Agreement of Reorganization" with GTL and closed the transaction on December 29, 2003. The Company issued five million (5,000,000) shares of common stock in exchange of 100% of the shares of GTL. It is the intention of the Company and GTL that the transaction constitutes a tax-free "reorganization" as defined in the Internal Revenue Code of 1986, as amended.

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

         On September 9, 2004, the Company completed an Agreement and Plan of Merger with NEOS Merchant Solutions, Inc. ("NEOS"), a California corporation. NEOS provides smart card loyalty programs in an integrated vertical system for its customers, as well as other electronic payment services. The Company issued four million, nine hundred eighty-one thousand, eight hundred twenty-six (4,981,826) shares of common stock and $2,297,225 in notes payable in exchange of 100% of the shares of NEOS. It is the intention of the Company and NEOS that the transaction constitutes a tax-free "reorganization" as defined in the Internal Revenue Code of 1986, as amended.

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7.  STOCKHOLDERS' EQUITY (CONTINUED)

         PREFERRED STOCK


         On September 13, 2004, the Company completed an agreement to sell 30,000 shares of Series A Convertible Preferred Stock at $100 shares for $3,000,000. The shares are convertible to common stock at a ceiling price of $0.47 per share. Each share of preferred stock included 2 sets of Warrants. A total of 1,877,347 warrants have an exercise price to acquire a share of common stock of the Company at $0.75. A total of 1,877,347 warrants have an undetermined exercise price to acquire a share of common stock of the Company. As of September 30, 2004, it was estimated that the exercise price would be approximately $0.47. Both sets of warrants expire on September 13, 2007.

         Fees for the issuance of the shares was $462,000 and offset the additional paid in capital recorded in the transaction. The Company received $1,671,000, representing 66% of the purchase price, net of offering expenses. A receivable of $867,000 is recorded in other receivables.

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

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8.  BUSINESS COMBINATIONS (CONTINUED)

         Acquisition of GlobalTech Leasing, Inc. On January 15, 2003, the Company entered into a binding letter of intent with GlobalTech Leasing, a California corporation. GTL provides lease funding for equipment supplied by the Company to its customers, as well as numerous other unrelated merchant service providers. On December 15, 2003, the Company entered into a "Plan and Agreement of Reorganization" with GTL and closed the transaction on December 29, 2003. The Company issued five million (5,000,000) shares of common stock in exchange of 100% of the shares of GTL. It is the intention of the Company and GTL that the transaction constitutes a tax-free "reorganization" as defined in the Internal Revenue Code of 1986, as amended. After careful consideration of EIFT 99-12 and in review of the agreements between the company and GTL, it was determined that the measurement date for the transaction was July 21, 2003, the date the transaction was announced.

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
                                                          =============

         On September 9, 2004, the Company completed an Agreement and Plan of Merger with NEOS Merchant Solutions, Inc. ("NEOS"), a California corporation. NEOS provides smart card loyalty programs in an integrated vertical system for its customers, as well as other electronic payment services. The Company issued four million, nine hundred eighty-one thousand, eight hundred twenty-six (4,981,826) shares of common stock and $2,297,225 in notes payable in exchange of 100% of the shares of NEOS. It is the intention of the Company and NEOS that the transaction constitutes a tax-free "reorganization" as defined in the Internal Revenue Code of 1986, as amended.

         Under the terms of the acquisition agreement, the Company acquired NEOS for $5,077,084 in consideration, comprising of 4,981,826 shares of common stock having a fair value of $2,779,859 and notes payable due at various times totaling $2,279,223. The shares issued were valued based on a price per share of $0.558 that reflects the weighted-average closing price of the Company during a five-day period two, days prior to, the day of, and the two days following the September 8, 2004 measurement date.

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8.  BUSINESS COMBINATIONS (CONTINUED)

         Purchase price allocation. The allocation of purchase accounting under SFAS No. 141 requires that the total purchase price be allocated to the fair value of the assets acquired and liabilities assumed based on their fair values at the acquisition date. The amounts assigned to each major asset and liability category as of September 8, 2004 is as follows:

         Current assets                                    $     388,799
         Fixed assets                                            149,424
         Other assets                                             17,551
         Goodwill                                              6,052,485
         Related party notes payable                            (953,596)
         Liabilities                                            (577,579)
                                                           --------------

         Net assets acquired                               $   5,077,084
                                                           =============

NOTE 9.  COMMITMENTS AND CONTINGENCIES

         On October 1, 2002, the Company entered into a five-year software license agreement for software pertaining to the gift and loyalty program. License fees are $400 per month for the first two years, with the final three years to be renegotiated in 2004. Minimum licensing payments due are:

                2004                                          $      1,200
                2005                                                 4,800
                2006                                                 4,800
                2007                                                 3,600
                2008                                                     0
                                                              ------------
                                                              $     14,400

         Through NEOS, the Company is engaged in various non-cancelable operating leases for office facilities and equipment. Under the related lease agreements, the Company is obligated to make monthly payments ranging from $55 to $7,800, with expiration dates through December 2007.

         Minimum future lease obligations for the five years immediately following the balance sheet date are as follows:

                2004                                         $     29,942
                2005                                               42,727
                2006                                                4,467
                2007                                                1,949
                                                             ------------

                Total future minimum lease commitments       $     79,085
                                                             ============

         The Company leases furnished office space on a month-to-month basis for $20,988 per month. GTL leases office space on a month-to-month basis for $2,778 per month. The company also leases office equipment on a monthly basis at nominal amounts. Total lease costs in the three months ended September 30, 2004 and 2003 were $76,266 and $25,536, respectively. Total lease costs in the nine months ended September 30, 2004 and 2003 were $226,119 and $77,024, respectively.

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 9.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

OVERVIEW

We are a rapidly growing provider of credit and debit card-based payment processing services and micro ticket leasing services to small merchants. As of September 30, 2004, we provided our services to over 500 ISOs and thousands of merchants located across the United States. Our payment processing services enable our merchants to process traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the internet or by mail, fax or telephone. Our micro ticket leasing services allow small merchants to finance the cost of point of sale equipment capable of reading a cardholder's account information from the card's magnetic stripe or computer chip and sending that information electronically for authorization and processing. Our smart card-based stored value programs provide small merchants with turnkey products and services enabling the merchant to offer "merchant-branded" gift and prepaid services cards in an automated system.. These programs provide small merchants additional value through integrated loyalty programs which drive repeat business and through other optional integrated products offering merchants automated data capture and storage of personal information on the merchant's customer base.


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

On September 9, 2004, the Company completed an Agreement and Plan of Merger with NEOS Merchant Solutions, Inc. ("NEOS"), a California corporation. As of September 9, 2004, NEOS became our wholly-owned subsidiary.

Our business operations are now conducted primarily through three wholly-owned subsidiaries: International Card Establishment, Inc., a Nevada corporation ("ICE") and GlobalTech Leasing, Inc., a California corporation ("GTL") and Neos Merchant Solutions, Inc., a Nevada corporation ("NEOS"). iNetEvents, Inc., a Nevada corporation ("iNet"), will also be maintained as a separate subsidiary to service and maintain existing, historic iNet business. ICE is a growing provider of credit and debit card-based payment processing services for small merchants, that enable those merchants to accept credit cards, debit cards, and other forms of electronic payments from their customers; supplies the necessary card readers and other point-of-sale authorization systems ("POS equipment"), which are often financed by GTL; and, provides merchant e-commerce solutions. Through its NEOS subsidiary, we provide turnkey "Smart Card"-based solutions for merchants wishing to offer automated gift and prepaid services. These programs provide small merchants additional value through integratd loyalty programs which drive repeat business and through other optional intergreated produducts offering merchants automated data capture and storage of personal information on the merchant's customer base. The merchant is provided customized merchant branded proprietary gift cards. GTL is a growing provider of lease financing services for POS equipment in amounts generally ranging from $400 to $5,000, with an average amount financed of approximately $1,600 and an average lease term of 48 months.

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

ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company recorded intangible assets in the amount of $2,050,000 and goodwill in the amount of $2,685,213 in the acquisition of GlobalTech Leasing, Inc. The company recorded goodwill in the amount of $6,052,485 in the acquisition of Neos Merchant Solutions, Inc. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairment at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairments recognized in current earnings. The acquisition of GlobalTech Leasing, Inc. closed on December 29, 2003, and it was determined that no impairment to the assigned values had occurred. The acquisition of Neos Merchant Solutions, Inc. closed on September 9, 2004, and it was determined that no impairment to the assigned values had occurred.

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

NINE MONTHS ENDED SEPTEMBER 30, 2004 ("2004") COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003 ("2003")

For the nine-month period ended September 30, 2004, the company generated net revenues of $10, 681,308 as compared to net revenues of $761,272 for the same nine-month period ended September 30, 2003. The company's cost of revenues aggregated $9,089,939 as compared to $249,656 for the nine-month period ended September 30, 2003 and yielded a gross profit of $1,591,369 as compared to $511,616 for the nine-month period ended September 30, 2003. The company's operating, general and administrative costs aggregated approximately $3,780,623 for the nine-months ended September 30, 2004 as compared to $820,384 for the same period in 2003, resulting in a net operating loss of $(2,189,254) for the nine-month period ended September 30, 2004 as compared to a net operating loss of $(308,768) for the nine-month period ended September 30, 2003.

The company's cash position increased to $1,531,918 at September 30, 2004 from a balance of $1,246 as of September 30, 2003. The company received $5,188,586 in proceeds from the sale of its common stock during the nine-month period ended September 30, 2004 compared to $0 during the nine-month period ended September 30, 2003. Management believes that it will be able to fund the company through its present cash position and the continuation of revenue producing activities by its subsidiaries ICE and GTL and the acquisition of NEOS. We will need to seek further capital through the sale of our capital stock and/or the issuance of debt in order to continue to grow the company.

Management believes that it is moving toward profitability. We plan to attain profitability and meet cash flow needs going forward as follows:

1. Management believes that the increase in revenue we have experienced will continue as a result of the operations of its subsidiaries, ICE, GTL, and NEOS.

2. We are actively seeking additional financing to implement measures that Management believes will increase our operating margins and for additional acquisitions that will increase our overall revenue base. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

3. We are evaluating opportunities to increase the efficiency of our operations which Management believes will reduce both costs of sales and overall operating expenses without negatively impacting our ability to manage the business. Additional opportunities under evaluation have the potential to increase our gross revenue base through the integration of existing acquisitions and future acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

We are currently seeking to expand our merchant services offerings in bankcard, gift and loyalty and POS equipment leasing. In addition, we are investigating additional business opportunities and potential acquisitions; accordingly we will require additional capital to complete the expansion and to undertake any additional business opportunities.

We have financed our development during the current nine-month period primarily through the sale of common stock and short-term debt. As of September 30, 2004, we had total current liabilities of $2,303,170 compared to $1,034,692 as of December 31, 2003.

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

Effective September 8, 2004, International Card Establishment, Inc., ICE Sub, Inc., our wholly owned subsidiary, and NEOS Merchant Solutions, Inc. ("NEOS") finalized an Agreement and Plan of Merger pursuant to which NEOS merged with and into our wholly owned subsidiary. As a result of the merger, each share of NEOS capital stock outstanding was converted into our common shares.

As part of the merger, $500,000 in cash was disbursed by us at closing; $500,000 promissory note due and payable on January 1, 2005 was issued; $1,500,000 promissory note due and payable on January 1, 2006 was issued (subject to contractual reduction for excess liabilities equaling $202,777 for net liability of $1,297,233); 4,981,826 shares of our common stock; and $1,000,000 assumption of liabilities.

The above-referenced promissory notes bear 8% interest and are convertible at the option of the holder into shares of our common stock at a 25% discount of the average closing price for the 20 days prior to conversion. The above-referenced promissory note that is due in 2006 will be off-set as noted based upon the NEOS liabilities exceeding $1,000,000.

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

                     INTERNATIONAL CARD ESTABLISHMENT, INC.





DATED: NOVEMBER 24, 2004             BY: /s/ WILLIAM LOPSHIRE
                                       ---------------------------------
                                             WILLIAM LOPSHIRE
                                             CHIEF EXECUTIVE OFFICER
                                             (PRINCIPAL EXECUTIVE OFFICER)



DATED: NOVEMBER 24, 2004             BY: /s/ JOHNATHAN SEVERN
                                       ---------------------------------
                                             JOHNATHAN SEVERN
                                             CHIEF FINANCIAL OFFICER
                                             (PRINCIPAL ACCOUNTING OFFICER)