Form 10KSB
period 2004-12-31
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2005-05-16
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Fiscal Year Ended: December 31, 2004

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM __ TO __

                          COMMISSION FILE NO. 000-33129

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

           Delaware                                              95-4581903
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 555 Airport Way, Suite A
 Camarillo, California                                                  93010
________________________________________                              __________
(Address of principal executive offices)                              (Zip code)

                    Issuer's telephone number: (805) 383-7047

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.0005 per share

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

State the registrant's revenues for its most recent fiscal year: $14,993,171 as of December 31, 2004.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $6,633,737 as of April 15, 2005.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 15, 2005, there were 29,307,392 shares of the registrant's Common Stock, $.0005 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

                      TABLE OF CONTENTS [UPDATE PAGE NOS.]

                                                                            Page

                                     PART I
Item 1.   Description of Business. . . . . . . . . . . . . . . . . . . . . . 3

Item 2.   Description of Property. . . . . . . . . . . . . . . . . . . . . .18

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .18

Item 4.   Submission of Matter to Vote of
          Security Holders . . . . . . . . . . . . . . . . . . . . . . . . .18

                                     PART II
Item 5.   Market for Common Equity and Related Stockholder
          Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18

Item 6.   Management's Discussion and Analysis
          or Plan of Operation . . . . . . . . . . . . . . . . . . . . . . .21

Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . .24

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . .25

Item 8A.  Controls and Procedures  . . . . . . . . . . . . . . . . . . . . .25

Item 8B.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . 25

                                    PART III
Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act  . . . . . . . .25

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . .27

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters . . . . . . . . . . . . . . . . . 28

Item 12.  Certain Relationships and Related Transactions . . . . . . . . . .29

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .29

Item 14.  Principal Accountant Fees and Services . . . . . . . . . . . . . .31

          Signatures and Certifications. . . . . . . . . . . . . . . . . . .32

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to "International Card Establishment, Inc.," "ICE", "the Company," "we," "us," and "our" refer to International Card Establishment, Inc. and its subsidiaries.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis or Plan Operation," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under US federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

HISTORY

International Card Establishment, Inc. (formerly Summit World Ventures, Inc.) was incorporated on December 18, 1986 under the laws of the State of Delaware to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. Prior to July 28, 2000, we were in the developmental stage, whose sole purpose was to locate and consummate a merger or acquisition with a private entity, and we did not have any operations. On July 28, 2000, we acquired iNetEvents, Inc., a Nevada corporation and commenced operations. iNetEvents, Inc., a Nevada corporation, was incorporated on February 3, 1999 and provided Internet support and supply software for real time event/convention information management.

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

On December 15, 2003 we entered into a Plan and Agreement of Reorganization with GlobalTech Leasing, Inc., a California corporation and its shareholders. On December 29, 2003 GlobalTech Leasing, Inc. became our wholly owned subsidiary.

Effective September 8, 2004, we entered into a Plan and Agreement of Reorganization with Neos Merchant Solutions, Inc., a Nevada corporation and its shareholders. Effective September 8, 2004, Neos Merchant Solutions, Inc. became our wholly owned subsidiary.

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

THE BUSINESS OF OUR SUBSIDIARY ICE

BUSINESS SUMMARY

International Card Establishment, Inc. ("ICE") targets small merchants as its primary customer base. These merchants generally have a lower volume of credit card transactions, are difficult to identify and have traditionally been underserved by credit card processors. Management of ICE estimates that there are approximately 3.2 million merchant locations in the United States currently accepting Visa and MasterCard credit cards in the small merchant market segment and that approximately 2.0 million of such small merchant locations utilize electronic processing for credit card transactions. Management believes the small and medium-sized merchant market offers ICE significant growth opportunities for the "first time" installation and subsequent servicing of credit card authorization and payment systems.

ICE utilizes contractual relationships with agents and a direct sales force to reach merchants that would otherwise be difficult to identify and locate using customary marketing practices. Pursuant to these relationships, agents and salespersons endorse the processing systems marketed and serviced by ICE and participate in originating new customers for ICE. Through the use of its internal sales force and outside agents, management believes ICE's cost structures will continue to be competitive with the cost structures of its competitors.

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

INCREASE AGENT BASE AND DIRECT SALES FORCE. ICE utilizes contractual relationships with agents and a direct sales force to reach merchants that would otherwise be difficult to identify and locate using customary marketing practices. Pursuant to these relationships, agents and salespersons endorse the processing systems marketed and serviced by ICE and participate in originating new customers for ICE. Using the leads generated by its agents and direct sales force provides ICE with a cost-effective means of contacting small merchants that traditionally have been difficult to reach. ICE actively recruits new agents and salespersons and is focused on expansion of its agent and salesperson base as a means of increasing overall revenues.

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

INCREASE OPERATING EFFICIENCIES. Currently, ICE out sources many aspects of its processing services from third-parties which have excess capacity and the expertise to handle ICE's needs.

Management believes because its merchant base generates significant transaction volume in the aggregate, ICE has been able to negotiate competitive pricing from its processing providers at favorable rates. Management believes that it will achieve significant reductions in certain operating expenses through operational efficiencies, economies of scale and improved labor productivity as overall revenues increase. ICE intends to continue to outsource certain components of its processing services as long as it is economically more attractive than to develop and support these services within ICE, allowing management to focus on its core business of sales, marketing and customer service.

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

MARKETING

ICE's marketing strategy is to solicit prospective merchants primarily through independent outside agents and through our internal sales force. Our internal sales force relies primarily on direct contact with prospective merchants. Our independent outside agents use a variety of self-directed marketing methods to reach potential merchants. Under these arrangements, ICE often obtains the exclusive endorsement of the outside agents.

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

PROCESSING RELATIONSHIPS

ICE markets credit and debit card based payment processing services pursuant to a contractual relationship (the "Processing Agreement") with First Data Merchant Services Corporation ("FDMS") and Fleet National Bank, a processing bank and member of Visa and MasterCard. The Processing Agreement provides that Fleet National Bank will process merchant credit card transactions as an Acquiring bank and that FDMS is responsible for all other processing and accounting functions relating to the clearing and settlement of credit card transactions, including merchant processing and settlement; merchant credit research; merchant activation and approval; merchant security and recovery; merchant customer services; merchant chargeback and retrieval services; and other related back office services. The Processing Agreement provides ICE is paid its aggregate merchant's net processing revenue and ancillary fees, on a monthly basis, for as long as the merchants utilize ICE for bank card processing.

Under the Processing Agreement ICE bears full liability for any unfulfilled chargebacks or merchant fraud. The Processing Agreement may be terminated by any of the parties in the event of default of obligations, insolvency or receivership, or failure to make payments when due or to abide by the rules and regulations of Visa and MasterCard. ICE solicits merchants to process transactions under the Processing Agreement.

The Processing Agreement contains aspects of both marketing and service. The marketing portions of the agreements permit ICE and its authorized agents to originate new merchants on an exclusive basis, which then enter into contractual agreements with Fleet National Bank and ICE for processing of credit card transactions. The service portion of the agreements permits ICE to provide appropriate service (including terminal programming and shipping, employee training, equipment supply and repair and operational support) to the merchants solicited to process under the Processing Agreement. Although the marketing portion of the Processing Agreement is limited as to time, the service portion is not. Accordingly, ICE has a right to continue to receive revenues under the Processing Agreement, so long as ICE remains in compliance with the provisions of the Processing Agreement.

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

Merchant fraud is another expected aspect of the credit card processing business. Generally, ICE is responsible for fraudulent credit card transactions of its merchants. Examples of merchant fraud include inputting false sales transactions or false credits. The parties to the Processing Agreement monitor merchant charge volume, average charge and number of transactions, as well as check for unusual patterns in the charges, returns and chargebacks processed. As part of its fraud avoidance policies, ICE generally will not process for certain types of businesses which provide future services wherein incidents of fraud have been common.

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

THE BUSINESS OF OUR SUBSIDIARY GTL

BUSINESS SUMMARY

GlobalTech Leasing, Inc. ("GTL") is a rapidly growing commercial finance company that leases and rents POS equipment to small and medium sized merchants. The POS equipment is utilized by merchants in their daily operations to process credit and debit card transactions. The cost of POS equipment financed by GTL ranges in amount from $400 to $5,000, with an average amount financed of approximately $1,600 and an average lease term of 48 months. GTL does not market its services directly to merchants, but sources leasing transactions through a nationwide network of over 650 ISOs. GTL uses an industry standard risk-adjusted pricing model for credit approval and underwriting. All of the leases originated by GTL are currently for POS equipment which authorize card-based payment transactions. POS equipment includes a POS terminal capable of reading a cardholder's account information from the card's magnetic stripe or computer chip and combining this information with the amount of sale entered via a POS terminal keypad, or POS software used on a personal computer to process a sale. The terminal electronically transmits the sale and cardholder information over a communications network to a data center and then displays the returned authorization or verification response on the POS terminal. GTL accepts lease applications via the internet, facsimile, e-mail and direct mail.

GTL originates leases for POS equipment that typically has limited distribution channels and high selling costs. GTL facilitates the sale of POS equipment by ISOs by making the equipment available to the ISO's customers for a small monthly lease payment rather than a high initial purchase price. GTL primarily leases and rents low-priced POS equipment to small to medium sized merchants. GTL originates leases in all 50 states of the United States. As of December 31, 2004 and 2003, leases in California, Texas, Florida, Washington and Colorado accounted for approximately 51% of the Company's business. Only California and Texas accounted for more than 10% of the total business as of December 31, 2004 and 2003 at approximately 28%. None of the remaining states accounted for more than 10% of such total.

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

GTL leases are originated with a schedule of payments that are sufficient in aggregate to cover the borrowing costs and the costs of the underlying equipment, and to provide an appropriate margin to GTL or its assignee. Throughout the term of the lease, GTL or its assignee is able to charge late fees, prepayment penalties, loss and damage waiver fees and other service fees, when applicable. Initial terms of the leases in GTL's portfolio and those sold generally range from 12 to 48 months, with an average initial term of 46 months as of December 31, 2004. GTL offers 12, 24, 36, and 48 month "fair market value" lease products, with an option at the end of the lease for the merchant to, (a) purchase the equipment for its then "fair market value," (b) return the equipment, or (c) continue to rent the equipment on a month-to-month basis. GTL's principal product is a 48 month lease that provides a $1,900 POS equipment terminal, for which a merchant pays an average of $52 per month. The average residual value of the POS equipment is $250-$350.

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

MARKETING

Management believes that GTL has developed a strong reputation in the industry for offering lease programs, customer service, and training that are well suited to the needs of small to mid-size ISOs. GTL does not market its services directly to merchants, but sources leasing transactions through a nationwide network of over 650 ISOs. These ISOs originated approximately 6,400 GTL leases in 2004. One ISO accounted for approximately 36% and 19% of all originations during the years ended December 31, 2003, and 2004, respectively. Another ISO accounted for approximately 26% of all originations during the year ended December 31, 2004. No other ISO accounted for more than 10% of the Company's origination volume during the years ended December 31, 2003, or 2004.

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

THE BUSINESS OF OUR SUBSIDIARY NEOS

On September 9, 2004, the Company completed an Agreement and Plan of Merger with NEOS Merchant Solutions, Inc. ("NEOS"), a Nevada corporation. As of September 9, 2004, NEOS became our wholly-owned subsidiary. Through our NEOS subsidiary, we provide turnkey "Smart Card"-based solutions for merchants wishing to offer automated gift and prepaid services. These programs provide small merchants additional value through integrated loyalty programs which drive repeat business and through other optional integrated products offering merchants automated data capture and storage of personal information on the merchant's customer base. The merchant is provided customized merchant branded proprietary gift cards

Neos Merchant Solutions, Inc. ("NEOS") is an information and financial transaction application service provider specializing in "Gift and Loyalty" products and point of sale financial transaction services to small and medium retail merchants. NEOS integrates its proprietary "Gift and Loyalty" software with existing point of sale payment processing (i.e. traditional credit, debit, check verification, I.D. verification), thereby consolidating its retail merchant revenue enhancing solutions with commodity driven payment processing services. NEOS' primary product is a unique full function, turnkey front and back-end gift and loyalty solution, primarily utilizing the fast emerging smart card technology as well as magnetic stripe, today's prominent medium for transaction processing. NEOS controls the entire environment for this product by utilizing a closed loop software platform consisting of transaction based terminal software and hardware and integrated POS solutions at the point of sales that process all activity through the NEOS host called "MATRIXX" for all smart and magnetic stripe card related gift and loyalty card activity. The system split dials or re-directs electronic payment processing related transactions to the appropriate processing entity for credit, debit, check and other commodity transaction elements.

Through their prior experience in and enthusiasm over the explosive gift and loyalty market, the NEOS founders embarked upon a strategy to build a second generation "Gift and Loyalty" product and distribution model. With a carefully crafted road map of past successes and challenges, the team effectively executed its phase one research and development plan. In its first year of operation, the infrastructure is sound and distribution of product commenced in the fourth quarter of 2002, and continues to drive measurable revenue, establishing key account presence, initiating its reseller strategy and moving the company toward profitability.

PRODUCTS

PAYMENT PROCESSING SOFTWARE - credit, debit, and check verification are integrated into the POS terminal to consolidate merchant level functionality, system and support requirements. Terminals presently support Vital and Lynk. Concord EFS and First Data development under review. All terminals have the capability to split dial e-commerce related requests to the appropriate processor. NEOS' Software "Gift and Loyalty" products are as follows:

o "MATRIXX" - the NEOS proprietary host manages the processing functions to include transaction posting, reporting, inquiry and statement issuance of all gift and loyalty related transactions. The host system resides at the corporate offices in Irvine, CA.

o POS TERMINAL APPLICATION SOFTWARE -proprietary software allows up to six standard variations of gift and loyalty to facilitate various key market criteria and I.D. verification capable of reading line three of a mag-stripe card.

o CHIP LEVEL (SMART CARD) OPERATING SYSTEM- an application that mirrors ongoing transaction data and stores customer specific or merchant specific information to assist I.D., buying trends, demographics, etc.

o VIRTUAL MERCHANT DATABASE - at minimum, merchants can retrieve real-time information about customer purchases, sales patterns, contribution amounts, gift and loyalty activity, balances, etc. A.K.A, Loyalty Management Database

NEOS' Hardware "Gift and Loyalty" products are:

o POS TERMINALS - VeriFone 3750, VeriFone 7000MPD, Modular Payment Device, VeriFone and Schlumberger pin pads, Schlumberger 6000, Schlumberger Modular Payment Device

o PRIVATE LABEL SMART/MAG-STRIPE CARDS - Smart and mag-strips are customized with the merchant's logo, picture, or other identifying information, or can be created for a non-profit organization to use in a preferred merchant program from art-work selections to final delivery, the entire creation process takes only a few days, even for the minimum 100-card order. This entire process is done internally for orders of less than 5,000 cards.

MARKET OUTLOOK

Statistics show "Gift and Loyalty" products enhance retention of existing customers and increase new customers resulting in additional revenue to the retail business. It is our contention and the retail market has overwhelmingly confirmed "Gift and Loyalty" is more than a valuable method of payment, but a preferred method of payment. The statistic that 85% of American consumers received or bought a gift card in 2002 was up from 25% in 2001 would indicate that gift has traction and loyalty is waiting for an economical and efficient technology like NEOS. As for gift cards, never before has a product enabled a retailer to have his own currency. Once value is placed on a gift card, it can only be redeemed at that merchant's location. This money goes directly into the retailers account prior to investing in inventory or any other business expense. Retail returns have historically meant cash back, and the money usually walks out the front door and is spent on another retailer's goods or services. With this program the retailer's policy places the return value on the gift card requiring the consumer to spend those dollars in their establishment. This policy has become the standard rather than the exception of almost every major retailer in the country this past Christmas season.

In addition, major retail gift and return programs are magnetic stripe based, requiring each transaction dial a host just as a credit card authorization or debit transaction. Each transaction creates a communication or access fee, a "per transaction fee". The cost associated with this "per transaction fee" is the primary reason that loyalty programs have experienced limited use. The NEOS solution performs the entire gift and loyalty transaction at the terminal level and posts the transaction data on the terminal for once a day batch processing to the host and posts to the smart card as well, eliminating fraud. NEOS charges a one-time monthly transaction fee of $15 to $25. The magnetic stripe solution averages $.15 to $.25 per transaction. For instance, loyalty in one location, a coffee shop (example: Starbucks) could perform 300 loyalty transactions a day or approximately 9000 transactions a month for a monthly transaction cost of between $1350 and $2,250. This is the first technology that brings gift and loyalty to one card and makes it affordable for small, mid and large tier retailers. Gift and loyalty product is considered a value added lead product and possess a high retention characteristic in the small to mid enterprise (SME) segment over traditional payment processing solutions. Payment processing has become a commodity which has eroded profitability and made retention of customers an increasingly difficult task. Recognizing the merchant retention benefits of "Gift and Loyalty" and the merchant benefit of integrating other electronic payment transactions options onto one platform gives NEOS a significant strategic and competitive advantage at the point of sale. Leveraging these electronic payment transactions options provide the merchant real value enhancement from a consolidation of system and support. Our future value will be based on these variables: our proprietary technology, "Gift and Loyalty" revenue, payment processing revenue and the combined "Gift and Loyalty" and credit card portfolios.

OPERATING STRATEGY

NEOS was formed in May 2002 and was funded by management during its efforts to obtain outside investment. In 2002, management negotiated service agreements with key vendors, leasing companies, and service providers. Once outside funding was secured in October 2002 with a $600,000 Series A Preferred Stock investment, management was able to accelerate executive sales growth. The expectation established for this funding was to take the business model to a level of execution that would prove out the business model and position the company for a Series B investment with defined and targeted objects based on history. This included complete delivery and installation of its host and terminal software, beta phase testing followed by actual account set up simultaneously with initiation of complete internal operations and support, the direct sales channel, a consistent and upward revenue trend and a presence in the key account sector. NEOS has accomplished all of these objectives and firmly believes it can now present a business plan based on these accomplishments that suggest the business is in a position to benefit from a series B funding to accelerate its revenue and market share position.

INFRASTRUCTURE AND POSITIONING

Our original infrastructure and technology goals have been satisfied. Our product has been successfully installed in over 3,000 locations, consisting of both small tier and mid tier retailers. A portion of those installations include multi-location retail chains that have expanded NEOS products throughout their other locations.

SOFTWARE DEVELOPMENT

All components of the NEOS "Matrixx" host and terminal application system have been thoroughly tested and have been installed live in over 2,000 locations.

DIRECT SALES

The direct sales channel has performed exceptionally well despite early stage terminal application software development issues and a decision to share sales resource with key account opportunities. Our three active direct sales offices are consistently producing and are showing sustained positive trends in both deals and revenues.

GROWTH STRATEGY AND COMPETITORS

Due to our technology and the retail market demand for "Gift and Loyalty", NEOS has positioned itself to be a significant shareholder of this market. The original investment has secured our technology and operating infrastructure, initiated and defined our sales strategy. NEOS has attracted industry recognized strategic and distribution partners and most importantly moved the company from research and development status to an operating company generating revenue and building value. Our decision to expand our company more rapidly was basically to enable NEOS to aggressively stake claim to what will become the next major method of retail payment. Our challenge is to create a significant and recognizable brand, attract the attention of industry leaders, while generating measurable revenue and profits.

Worldwide credit card use has produced transaction volumes of nearly $2 trillion dollars, and no slow down is in sight. Merchants are excellent targets for new terminal sales as Visa, MasterCard and American Express begin to deploy millions of "smart cards" (chip cards). As these merchants graduate from magnetic stripe and manual data transfer to this new technology, they will need to have devices to read these cards. Despite this increase in demand for non-cash transaction capabilities, merchants are slow to adopt the latest technologies without demonstrable returns on investment. Business terminations reached an all-time high of 550,000 in 2000, and merchants are wary of making investments in unproven technologies that could tip the scales towards closing the doors. With the ultimate objective of keeping merchants not only in business but continuing to grow profitably, the proliferation of many integrated technologies involving smart cards provides a market opportunity for NEOS services and products that is ever expanding.

NEOS' recent market studies suggest it has an opportunity to aggressively penetrate the small and medium enterprise ("SME") segment, with potential revenues projected of well over $90 million by 2004. NEOS believes there is a tremendous need for differentiating products and services in this sector of the industry in order to solidify merchant loyalty in the SME market. The Company plans to generate continuous organic growth through strategies involving and leveraging its substantial assets through direct sales offices and VARs. The Company will grow via basic strategies that management has proven to be successful, both within NEOS to date, as well as in other entities they have individually owned or managed prior to joining NEOS. The Company will continue to grow sales with its core commission-only sales force, corporate account and selected reseller channels. In an effort to gain market share, the Company is focused on developing selected relationships with VARs or independent sales agents across the country that will market NEOS' customized products and services on top of their own processing products and services. Managements past experience has produced many relationships among this channel and understands which resellers fit the profile and the value based sales strategy necessary to fit our corporate culture and distribution model. Many smaller VARs and community banks are one-dimensional when it comes to merchant services, offering only the most basic of services - credit card processing - and focus significantly on the new business start-up market. Smaller VARs or agents of VARs lack the ability to create significant advantages with their existing product offerings, and the market for merchant loyalty is highly competitive. In an effort to manage the overall scale of these relationships, NEOS has established a strategic relationship with Network 1 Financial, Inc. (www.eftnet.com), a national payment processing provider. Network 1 Financial, Inc. currently supports an independent sales infrastructure and directly controls all the managing elements of VAR's within the SME Market. Network 1 Financial is owned by Verus, a provider of payment processing services from third party payment processors, including credit card authorization and payment, electronic funds transfer, electronic check conversion and Internet gateway services.

While the established industry players, predominantly transaction processors (First Data Corp., Concord EFS, etc.) in this space have concentrated and built operations to support large tier merchants. They have struggled to secure a position in the small and mid tier market. The opportunity to penetrate the remaining 90% of the retail market will never be greater and the large processors have historically acquired their positions into the small to mid tier niche markets. Our strategy would include positioning ourselves as an acquisition target of one of these key processors.

MARKETING

The NEOS sales distribution strategy is composed of various direct and in-direct channels. In recognizing that all channels play a key role and deliver significant value to our revenue and market share objectives, NEOS has structured our direct sales and the reseller channel to balance our approach to market.

NEOS DIRECT SALES CHANNEL

The first channel is the NEOS direct sales force, which has proven successful in management's prior experience. This force delivers the highest margin sale because it encompasses all revenue categories; equipment, fees, card and e-commerce revenue and NEOS controls every element of the sales. The direct sales force benefits from the hands on NEOS sales management and direction on a daily basis. As a primarily commission based group, we are able to minimize cost of sales and maintain focus on our primary product. This channel has presence in Los Angeles, Irvine, Tampa, Chicago, Charlotte and Dallas.

CORPORATE SALES CHANNEL

Due to a significant ground swell from key accounts, NEOS quickly decided it was in our best interest long term to focus resource to manage this sector. Currently, Neos Direct Sales manages the efforts within this segment of our sales strategy. Ultimately, this will deliver significant market share, visibility and location count to our portfolio. In addition, corporate accounts tend to have longer sales cycles and a need for increased sales support. Neos plans to formulate a specialized group consisting initially of 3 regionally based corporate account sales persons integrated over the next 4-6 months. Numerous prospects and agreements have begun to mature as the traction and opportunities are exceeding original expectations. Test installations already exist in corporate accounts. Should NEOS successfully close 3-4 of these accounts, it could conceivably exceed our present support levels and require a faster shift to an outsourced customer support partner.

NEOS EXCLUSIVE RESELLER CHANNEL (NRC)

This channel is exclusive to NEOS products. The NEOS exclusive reseller channel
(NRC) are independently funded, owned and managed operations that focus solely on NEOS products, thereby concentrating 100% of the sales to NEOS products. The first NCR has been trained and is in its first month of actively selling product. They have in excess of 300 locations under consideration and have sold three customers. A successful reseller in this channel would be a natural roll up in an acquisition or leverage strategy.

THE INDEPENDENT SALES ORGANIZATIONS (ISO)

The Independent Sales Organizations (ISO) represents the credit card reseller channel and has proven to be productive distribution agents for gift and loyalty. The NEOS product resides commonly resides on a transaction or credit card terminal. This channel also possesses merchant portfolios, which can be upgraded to gift and loyalty. Since NEOS management has many relationships in this segment and knows the culture of the various organizations, the company is critiquing the many opportunities and selecting those that are willing to work within the NEOS structure and requirements.

BUSINESS RELATIONSHIPS

A pipeline of key account customers and prospects justify our investment in resources to this market. The key account strategy has resulted in installed customers such as Discount Tire and Chevron (Franchise Stores) testing our product with anticipated rollouts which started in the first quarter of 2003. Our first key account initiative, Marriott Corporation, has recently contracted with NEOS to roll out our co-developed smart card lead management and marketing program, company wide, on the VeriFone 3750 platform. An additional list of key accounts have verbally indicated NEOS is their product of choice and have a strong desire to have "Gift and Loyalty" systems in place by year end. With the pipeline in place, a 10% closing ratio would guarantee our indirect forecasts for 2004.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION

As of December 31, 2004, we have no patents, trademarks, franchises, concessions, royalty agreements or labor contracts.

EMPLOYEES

As of December 31, 2004, we had 68 full-time employees and 14 part-time employees. Management believes that its relationship with its employees is excellent. None of our employees are members of a collective bargaining unit.

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

                         RISKS RELATING TO OUR BUSINESS

WE HAVE A HISTORY OF OPERATING LOSSES AND WILL NEED TO GENERATE SIGNIFICANT REVENUES TO ACHIEVE OR MAINTAIN OUR PROFITABILITY.

Since inception, we have been engaged in start-up activities relating to the establishment of our payment processing business and developing a portfolio of merchant accounts to grow our business, both of which require substantial capital and other expenditures. As a result, we have not sustained profitability, and may continue to incur losses in the future. We had a net loss before income taxes of $(3,648,184) for the year ended December 31, 2004 and a net loss before income taxes of $(546,896) for the year ended December 31, 2003. We expect our cash needs to increase significantly for the next several years as we:

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

Because we are not a bank, we are unable to belong to and directly access the Visa and MasterCard bankcard associations. Visa and MasterCard operating regulations require us to be sponsored by a bank in order to process bankcard transactions. We are currently registered with Visa and MasterCard through the sponsorship of Fleet National Bank and Wells Fargo Bank which is a member of the card associations. If this sponsorship is terminated and we are unable to secure a bank sponsor, we will not be able to process bankcard transactions. Furthermore, our agreements with our sponsoring bank gives the sponsoring bank substantial discretion in approving certain elements of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants, the processing fees that we charge, our customer service levels and our use of independent sales organizations. We cannot guarantee that our sponsoring banks' actions under these agreements will not be detrimental to us.

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

We rely on agreements with other large payment processing organizations, primarily First Data Merchant Services Corporation, to enable us to provide card authorization, data capture, settlement and merchant accounting services and access to various reporting tools for the merchants we serve. Many of these organizations and service providers are our competitors and we do not have long-term contracts with any of them. Typically, our contracts with these third parties are for one-year terms and are subject to cancellation upon limited notice by either party.

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

TO ACQUIRE AND RETAIN MERCHANT ACCOUNTS, WE DEPEND ON AGENTS AND ISOS THAT DO NOT SERVE US EXCLUSIVELY.

We rely primarily on the efforts of agents and ISOs to market our services to merchants seeking to establish an account with a payment processor. ISOs are companies that seek to introduce both newly established and existing small merchants, including retailers, restaurants and service providers, such as physicians, to providers of transaction payment processing services. In certain instances ISOs that refer merchants to us are not exclusive to us and have the right to refer merchants to other service providers. Our failure to maintain our relationships with our existing agents and ISOs and those serving other service providers that we may acquire, and to recruit and establish new relationships with other agents and ISOs, could adversely affect our revenues and internal growth and increase our merchant attrition.

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

Our success depends upon the continued services of our senior management and other key employees, many of whom have substantial experience in the payment processing industry and the small merchant markets in which we offer our services. In addition, our success depends in large part upon the reputation and influence within the industry of our senior managers, who over their years in the industry, developed long standing and highly favorable relationships with agents, ISOs, card associations, bank sponsors and other payment processing and service providers. We would expect that the loss of the services of one or more of our key employees would have an adverse effect on our operations. We would also expect that any damage to the reputation of our senior managers, would adversely affect our business. We do not maintain any "key person" life insurance on any of our employees.

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

GlobalTech Leasing has derived, a significant portion of its revenues from a limited number of large customers. For the fiscal years ended December 31, 2004 and 2003, respectively GlobalTech Leasing's largest customer accounted for 26% and 36% of its net revenue.

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

                       RISKS RELATING TO OUR COMMON STOCK

THE POSSIBLE RULE 144 SALES BY EXISTING SHAREHOLDERS MAY HAVE AN ADVERSE EFFECT ON THE MARKET VALUE OF THE COMPANY AND THE PRICE OF THE STOCK.

21,456,173 of our presently outstanding 29,307,392 shares of Common Stock are "restricted securities" for purposes of the federal securities laws, and in the future they may be sold in compliance with Rule 144 adopted under the Act. Rule 144 provides in part that a person who is not an affiliate and who holds restricted securities for a period of two years may sell all or part of such securities. In addition, since we will be filing certain informational reports with the Securities and Exchange Commission, and if certain other conditions are satisfied, Rule 144 will allow a person (including an affiliate) holding restricted securities for a period of one year to sell each three months, provided he or she is not part of a control group acting in concert to sell, an amount equal to the greater of the average weekly reported trading volume of the stock during the four calendar weeks preceding the sale, or one percent of the our outstanding common stock. We cannot predict the effect, if any, that any such sales of common stock, or the availability of such common stock for sale, may have on the market value of the common stock prevailing from time to time. Sales of substantial amounts of common stock by shareholders, particularly if they are affiliates, could have a material adverse effect upon the market value of the common stock.

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

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

o that a broker or dealer approve a person's account for transactions in penny stocks; and

o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

o obtain financial information and investment experience objectives of the person; and

o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

o sets forth the basis on which the broker or dealer made the suitability determination; and

o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located in approximately 3,950 square feet of leased office space at 555 Airport Way, Suite A, Camarillo, CA 93010. The executive offices of our wholly owned subsidiary NEOS are located in approximately 6,800 square feet of leased office space at 9371 Irvine Boulevard, 2nd Floor, Irvine, California 92618. We believe that these facilities are adequate for our current operations and, if necessary, can be replaced with little disruption to our company.


ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2004, there are no material legal proceedings pending or, to our knowledge, threatened against us or any of our subsidiaries.

ITEM 4. SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS.

During our fiscal year ended December 31, 2004, there were no matters submitted to the Company's security holders.

                                     PART II

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

                                                    High           Low
                                                    ____           ____
2004
        First Quarter                               1.39           0.80
        Second Quarter                              1.32           1.05
        Third Quarter                               1.09           0.62
        Fourth Quarter                              0.75           0.45

2003
        First Quarter                               0.64           0.24
        Second Quarter                              0.80           0.44
        Third Quarter                               0.94           0.58
        Fourth Quarter                              0.98           0.76

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

(b) Holders.

As of April 15, 2005, there are ninety-three (93) shareholders of record of the Company's Common Stock, including Cede & Co.

As of the date of this Form 10-KSB, a majority of the issued and outstanding shares of the Company's Common Stock held by non-affiliates are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. As of April 15, 2005, 21,456,173 of our presently outstanding 29,307,392 are deemed to be "restricted securities". In general, under Rule 144, a person (or persons whose shares are aggregated), has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

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

CAPITAL STOCK.

We are authorized to issue 100,000,000 shares of Common Stock $.0005 par value and 10,000,000 shares of serial preferred stock at $.0005 par value. As of April 15, 2005, there were 29,307,392 common shares and 62,000 serial preferred shares issued and outstanding. All shares of Common Stock outstanding are validly issued, fully paid and non-assessable.

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

RECENT SALES OF UNREGISTERED SECURITIES.

During our fiscal years ended December 31, 2004 and 2003, we have issued the following securities that were not registered under the Securities Act. Each of the transactions described below was conducted in reliance upon the exemptions from registration provided in 4(2) of the Securities Act and Regulation D and the other rules and regulations promulgated thereunder. These sales were made without general solicitation or advertising and without the use of an underwriter. Each purchaser was an "accredited investor" or a sophisticated investor with access to all relevant information necessary to evaluate the investment. Each purchaser represented to the Registrant that the shares were being acquired for investment. The certificates and other documentation evidencing the securities issued in connection with these transactions bear a restrictive legend permitting transfer of the securities only upon registration under the Securities Act or pursuant to an exemption from registration.

On May 28, 2004, International Card Establishment, Inc. and several accredited institutional investors entered into a Subscription Agreement whereby the investors agreed to purchase an aggregate of 4,415,076 shares of common stock at $0.63 per share for an aggregate purchase price of $2,781,500. In addition, the Investors received (i) one Class A Warrant exercisable at $0.69 per share for each two shares purchased; and (ii) one Class B Warrant exercisable at $1.00 per share for each share purchased. In addition, ICRD paid J.P. Turner & Company, L.L.C., as placement agent, a cash fee of 5% of the purchase price and issued 15 placement agent warrants for each 100 shares issued. The placement agent warrants are exercisable at $0.63 per share and expire in five years. ICRD also paid AKW Consultants a cash finder's fee of 5% of the purchase price and issued 1 finder's warrant for each 10 shares issued. The finder's warrants are exercisable at $0.63 per shares and expire in five years. This prospectus covers the resale by the investors of the above-referenced common stock and common stock underlying the warrants. The issuance of the shares and the warrants was exempt from registration requirements of the Securities Act of 1933 pursuant to
Section 4(2) of such Securities Act and Regulation D promulgated thereunder based upon the representations of each of the Investors that it was an "accredited investor" (as defined under Rule 501 of Regulation D) and that it was purchasing such securities without a present view toward a distribution of the securities. In addition, there was no general advertisement conducted in connection with the sale of the securities.

Effective September 8, 2004, our company, ICE Sub, Inc., our wholly owned subsidiary and NEOS Merchant Solutions, Inc. finalized an Agreement and Plan of Merger pursuant to which NEOS merged with and into our subsidiary. As a result of the merger, each share of NEOS capital stock outstanding was converted into the right to receive our common shares.

$500,000 in cash was received at closing; $500,000 promissory note due and payable on January 1, 2005; $1,500,000 promissory note due and payable on January 1, 2006; 5,000,000 shares of our common stock; and $1,000,000 assumption of liabilities.

The above-referenced promissory notes bear 8% interest and are convertible at the option of the holder into shares of common stock of ICRD at a 25% discount of the average closing price for the 20 days prior to conversion. The above-referenced promissory note that is due in 2006 will be off-set to the extent the NEOS liabilities are greater than $1,000,000.

On September 13, 2004, we entered into a Subscription Agreement with Mercator Advisory Group LLC and Monarch Pointe Fund Ltd. And on December 6, 2004 we entered into a Subscription Agreement with Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., Robinson Reed, Inc. and Mercator Advisory Group, LLC wherein we sold and issued to the investors an aggregate of (i) 62,000 shares of our Series A Convertible Preferred Stock and (ii) Warrants to purchase an aggregate of 13,743,427 shares of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

ICE has adopted its 2003 Stock Option Plan, an equity incentive program for its employees, directors and advisors that was approved by its stockholders pursuant to which options, rights or warrants may be granted. As of December 31, 2004 there were no securities issued or outstanding under the 2003 Stock Option Plan.


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

EXECUTIVE SUMMARY

Our strategy is to grow profitably by increasing our penetration of the expanding small merchant marketplace for payment, Gift & Loyalty and "microticket" leasing services. We find these merchants through our ISO and agent channels of distribution and intend to make additional acquisitions on an opportunistic basis in this fragmented segment of the industry.

OVERVIEW

We are a rapidly growing provider of credit and debit card-based payment processing services, Gift & Loyalty products and micro ticket leasing services to small merchants. As of December 31, 2004, we provided our services to over 500 ISOs and thousands of merchants located across the United States. Our payment processing services enable our merchants to process traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone. Our microticket leasing services allow small merchants to finance the cost of POS equipment capable of reading a cardholder's account information from the card's magnetic stripe or computer chip and sending that information electronically for authorization and processing.

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

Effective September 8, 2004, we entered into a Plan and Agreement of Reorganization with Neos Merchant Solutions, Inc., a Nevada corporation and its shareholders. Effective September 8, 2004, Neos Merchant Solutions, Inc. became our wholly owned subsidiary.

Our business operations are now conducted primarily through three wholly-owned subsidiaries: International Card Establishment, Inc., a Nevada corporation ("ICE"), GlobalTech Leasing, Inc., a California corporation ("GTL"), and NEOS Merchant Solutions, Inc, a Nevada corporation ("NEOS"). iNetEvents, Inc., a Nevada corporation ("iNet"), will also be maintained as a separate subsidiary to service and maintain existing, historic iNet business. ICE is a provider of credit and debit card-based payment processing services for small merchants, that enable those merchants to accept credit cards, debit cards, and other forms of electronic payments from their customers; supplies the necessary card readers and other point-of-sale authorization systems ("POS equipment"), which are often financed by GTL; and, provides merchant e-commerce solutions. GTL is a growing provider of lease financing services for POS equipment in amounts generally ranging from $400 to $5,000, with an average amount financed of approximately $1,600 and an average lease term of 48 months. NEOS offers merchants a "Smart Card" (a card that stores data digitally on an embedded chip and not on an analog magnetic stripe) based system that enables merchants to provide its proprietary gift cards and incentive-purchase cards that are custom merchant branded.

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

ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires intangibles be evaluated for useful lives, and allows intangibles to have indefinite lives. Intangibles with useful lives are amortized over the life period; intangibles not amortized are reviewed for impairment. Any write down is charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company recorded intangible assets in the amount of $7,502,485 and goodwill in the amount of $2,685,213 in the acquisition of GlobalTech Leasing, Inc and Neos Merchant Solutions, Inc.. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairment at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairments recognized in current earnings. The acquisition of GlobalTech Leasing, Inc. and Neos Merchant Solutions, Inc. closed on December 29, 2003 and September 8, 2004 respectively, and it was determined that a portion of the 2003 intangible assets purchased were impaired.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). Under that interpretation, certain entities known as "Variable Interest Entities" ("VIE") must be consolidated by the "primary beneficiary" of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIE's in which a significant (but not majority) variable interest is held, certain disclosures are required. FIN 46 requires disclosure of Variable Interest Entities in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Company will hold a significant variable interest in, or have significant involvement with, an existing VIE. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46. The measurement principles of this interpretation will be effective for the Company's 2003 financial statements. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 to provide clarification on the financial accounting and reporting for derivative instruments and hedging activities and requires similar accounting treatment for contracts with comparable characteristics. We do not believe the adoption of SFAS 149, effective primarily for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003, will have a material effect on our financial statements.

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

In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-01"). EITF 03-01 establishes additional disclosure requirements for each category of SFAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than 12 months and those in a loss position for greater than 12 months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment's fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have a significant effect on our financial position or operating results.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R replaced SFAS No. 123 and superceded Accounting Principles Board Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The adoption of SFAS No. 123 (revised 2004) should not have a significant impact on the Company's financial position or results of operations until such time the Company has share-based payments. The Company will adopt the provisions of SFAS No. 123R at that time.

We recognize revenue when customer services are provided and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made.

We do not have any of the following:

* Off-balance sheet arrangements.

* Certain trading activities that include non-exchange traded contracts accounted for at fair value.

* Relationships and transactions with persons or entities that derive benefits from any non-independent relationships other than related party transactions discussed herein.

RESULTS OF OPERATIONS 2004 COMPARED WITH 2003

For the year ended December 31, 2004, the company generated net revenues of $14,754,003 as compared to net revenues of $1,192,582 for the year ended December 31, 2003. The company's cost of revenues aggregated $12,332,488 as compared to $409,830 for the year ended December 31, 2003 and yielded a gross profit of $2,421,515 as compared to $782,752 for the year ended December 31, 2003. The company's operating, general and administrative costs aggregated approximately $6,063,106 for the year ended December 31, 2004 as compared to $1,323,996 for the year ended December 31, 2003 resulting in a net operating loss of $(3,641,591) for the year ended December 31, 2004 as compared to a net operating loss of $(541,244) for the year ended December 31, 2003.

The Company increased its cash position to $2,115,491 at December 31, 2004 from a balance of $12,408 as of December 31, 2003. The company continued to be funded in part from an increase in accounts payable and accrued expenses, which increased in the aggregate to $1,297,330 as of December 31, 2004, from $753,446 as of December 31, 2003. Accounts receivable increased from $160,914 as of December 31, 2003 to $502,685 as of December 31, 2004. The Company received $6,660,003 in proceeds from the sale of its common stock in 2004. Management believes that it will be able to fund the company through its present cash position and the continuation of revenue producing activities by its subsidiaries ICE, GTL, and NEOS. We will need to seek further capital through the sale of our capital stock and/or the issuance of debt in order to continue to grow the Company.

Management believes that it is moving toward profitability. We plan to attain profitability and meet cash flow needs going forward as follows:

1. Management believes that the increase in revenue we have experienced will continue as a result of the operations of its subsidiaries, ICE , GTL, and NEOS.

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

We have financed our development during the current year primarily through the sale of common stock and short-term and long-term debts. As of December 31, 2004, we had $2,121,510 in notes payable to related parties outstanding and total current liabilities of $1,635,459.

We had $2,115,491 cash on hand as of December 31, 2004.

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

ITEM 7. FINANCIAL STATEMENTS.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004
                                DECEMBER 31, 2003

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES

                                    CONTENTS



REPORT OF THE INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM ON THE
CONSOLIDATED FINANCIAL STATEMENTS                                            F-1
________________________________________________________________________________



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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
International Card Establishment, Inc. and Subsidiaries
Oxnard, California


I have audited the accompanying consolidated balance sheets of International Card Establishment, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Card Establishment, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the results of its consolidated operations and cash flows for the year ended December 31, 2004 and 2003, in conformity with generally accepted accounting principles.





Kyle L. Tingle, CPA, LLC


May 5, 2005
Las Vegas, Nevada



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,     December 31,
                                                                                                2004             2003
                                                                                       _____________     ____________

                                     ASSETS

CURRENT ASSETS
     Cash                                                                              $   2,115,491     $     12,408
     Accounts receivable, trade, net of allowance                                            502,685          160,914
     Inventory                                                                               163,172           12,832
     Other receivables                                                                       448,947          233,016
        Prepaid assets                                                                        23,407            8,347
                                                                                       _____________     ____________
            Total current assets                                                           3,253,702          427,517
                                                                                       _____________     ____________

OFFICER RECEIVABLE                                                                             3,372           44,967
FIXED ASSETS, Net                                                                            145,652           18,095
INTANGIBLE ASSETS                                                                          7,160,194        2,050,000
GOODWILL                                                                                   2,773,192        2,685,213
DEPOSITS                                                                                      31,344                -
DEFERRED INCOME TAXES                                                                      1,709,962          114,000
                                                                                       _____________     ____________

                   Total assets                                                        $  15,077,418     $  5,339,792
                                                                                       =============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Outstanding checks in excess of bank balance                                      $           -     $    132,596
     Accounts payable                                                                        471,509          256,224
     Accrued expenses                                                                        825,821          497,222
     Current portion of notes payable                                                         13,844                -
     Current portion of notes payable, related parties                                       324,285           78,650
     Due to related party                                                                          -           70,000
                                                                                       _____________     ____________

            Total current liabilities                                                  $   1,635,459     $  1,034,692

LONG-TERM DEBT, RELATED PARTY                                                          $   1,797,225     $          -
                                                                                       _____________     ____________

                   Total liabilities                                                   $   3,432,684     $  1,034,692

STOCKHOLDERS' EQUITY
     Preferred stock:  $.0005 par value; authorized 5,000,000 shares;
        issued and outstanding:  62,000 and no shares at
        December 31, 2004 and 2003, respectively                                       $          31     $          -
     Common stock: $.0005 par value; authorized 100,000,000 shares;
        issued and outstanding: 28,408,150 and 12,630,250 shares
        at December 31, 2004 and 2003, respectively                                    $      14,204     $      6,315
     Common stock subscribed, 0 and 375,857 shares
        at December 31, 2004 and 2003, respectively                                                -          263,100
     Common stock to be issued in acquisition of GlobalTech
        Leasing, Inc., 5,000,000 shares at December 31, 2003                                       -        4,520,000
     Preferred stock subscription receivable                                              (1,780,920)               -
     Additional paid-in capital                                                           15,995,963                -
     Accumulated deficit                                                                  (2,584,544)        (484,315)
                                                                                       _____________     ____________
            Total stockholders' equity                                                 $  11,644,734     $  4,305,100
                                                                                       _____________     ____________

                   Total liabilities and
                   stockholders' equity                                                $  15,077,418     $  5,339,792
                                                                                       =============     ============


See Accompanying Notes to Consolidated Financial Statements.




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Years ended
                                                       December 31,     December 31,
                                                               2004             2003
                                                      _____________     ____________

Sales of leases                                       $  11,329,287     $          -
Merchant services revenues                                3,663,884        1,283,210
Less:  sales returns and allowances                        (239,168)         (90,628)
                                                      _____________     ____________
   Net revenue                                        $  14,754,003     $  1,192,582


Cost of revenue
   Cost of leases                                     $  10,133,728     $          -
   Commissions                                              914,677          146,865
   Cost of sales                                          1,204,067          252,628
   Other                                                     80,016           10,337
                                                      _____________     ____________
           Cost of revenue                               12,332,488          409,830

           Gross profit                               $   2,421,515     $    782,752
                                                      _____________     ____________


Operating, general, and administrative expenses
   General, administrative and selling expenses       $   5,704,018     $  1,322,783
   Depreciation and amortization                            359,088            1,213
                                                      _____________     ____________
           Total operating, general, and
           administrative expenses                    $   6,063,106     $  1,323,996
                                                      _____________     ____________


           Net operating loss                         $  (3,461,591)    $   (541,244)

Non-operating income (expense)
   Interest income                                            5,148                -
   Interest expense                                         (11,741)          (5,652)
                                                      _____________     ____________

           Total nonoperating income (loss)           $      (6,593)    $     (5,652)
                                                      _____________     ____________

   Net loss before income tax benefit                 $  (3,468,184)    $   (546,896)

   Income tax benefit                                    (1,593,962)        (114,000)
                                                      _____________     ____________

   Net loss                                           $  (2,052,222)    $   (432,896)
                                                      _____________     ____________

   Dividends paid on preferred shares                        48,007                -

   Net loss allocable to common shareholders          $  (2,100,229)    $   (432,896)
                                                      =============     =============
   Net loss per share, basic
   and diluted                                        $      (0.09)     $      (0.04)
                                                      =============     ============

   Average number of shares
   of common stock outstanding                           22,820,663        9,716,250
                                                      =============     ============


See Accompanying Notes to Consolidated Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                Common or
                           Preferred Stock      Common Stock      Additional    Preferred      Common
                         _________________  ___________________    Paid-In        Stock       Stock for   Accumulated
                           Shares   Amount    Shares    Amount     Capital     Subscribed    Acquisition    Deficit        Total
                         _________________  __________  _______   __________   ___________   ___________  ___________   ___________

Balance, December 31,
    2002                          -  $  -    7,000,000  $ 3,500   $    16,500  $         -   $         -  $   (17,416)  $     2,584
Contribution of Capital
    by Shareholders                                                    60,000                                                60,000
Recapitalization of
    common stock in
    connection  with
    merger,iNetEvents,
    Inc.                                     5,630,250    9,130       (82,815)                                (34,003)     (107,688)
July 30, 2003 reverse
    stock split 1:2
    shares                                               (6,315)        6,315
Common stock subscribed
    through private
    placement                                                                      263,100                                  263,100
Acquisition of GlobalTech
    Leasing, Inc.                                                                              4,520,000                  4,520,000
Net loss, December 31,
    2003                                                                                                     (432,896)     (432,896)
                         __________   ____   __________  _______   ___________  ___________   ___________  ___________  ___________

Balance, December 31,
    2003                          -  $  -   12,630,250  $ 6,315   $         -  $   263,100   $ 4,520,000  $  (484,315)  $ 4,305,100
                         ==========  ====   ==========  =======   ===========  ===========   ===========  ===========   ===========

Issued common stock
   subscribed from
   2003                                        375,857      188       262,912     (263,100)                                       -
Issued stock in acqui-
    sition of Global-
    Tech Leasing, Inc.                       5,000,000    2,500     4,517,500                 (4,520,000)                         -
Issued stock through
    private placement                          885,141      442       604,144                                               604,586
Issued stock for
   services and payment
   of debt                                     120,000       60       131,440                                               131,500
Issued stock through
    private placement                        4,415,076    2,208     2,488,630                                             2,490,838
Issuance of stock in
    acquisition of NEOS
    Merchant Solutions                       4,981,826    2,491     2,777,368                                             2,779,859
Issuance of preferred
   shares                    30,000    15                           2,537,985                                             2,538,000
Issuance of preferred
   shares                    32,000    16                           2,675,984                                             2,676,000
Preferred stock
   subscription recei-
   vable                                                                        (1,780,920)                              (1,780,920)
Preferred stock
   dividend                                                                                                   (48,007)      (48,007)
Net loss, December 31,
   2004                                                                                                    (2,052,222)   (2,052,222)
                         __________   ____   __________  _______   ___________  ___________   ___________  ___________   ___________

Balance, December 31,
   2004                      62,000  $ 31   28,408,150  $14,204   $15,995,963  $(1,780,920)  $         -  $(2,584,544)  $11,644,734
                         ==========  ====   ==========  =======   ===========  ===========   ===========  ===========   ===========


See Accompanying Notes to Consolidated Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Years ended
                                                        December 31,     December 31,
                                                                2004             2003
                                                        ____________     ____________

Cash Flows From
Operating Activities

    Net loss                                             $(2,052,222)     $  (432,896)

    Adjustments to reconcile net loss to cash
         used in operating activities:
    Depreciation and amortization                            359,088            1,213
    Income tax benefit                                    (1,595,962)        (114,000)
    Allowance for doubtful accounts                           16,860           (5,555)
Changes in assets and liabilities
    (Increase) in accounts receivable                       (249,179)         (51,696)
    (Increase) in inventory                                  (42,943)         (12,832)
    (Increase) in other receivables                         (120,918)        (233,016)
    (Increase) decrease in prepaid expenses                   (9,878)             196
    (Increase) in deposits                                   (31,344)               -
    Increase (decrease) in bank overdraft                   (132,596)         112,013
    Increase (decrease) in accounts payable                 (148,496)         189,037
    Increase in accrued expenses                              97,688          475,370
                                                         ___________      ___________

         Net cash (used in) operating activities         $(3,309,902)     $   (72,166)
                                                         ___________      ___________

Cash Flows From Investing Activities
    Acquisitions, net of cash related assets             $  (433,246)     $  (298,217)
    Purchase of equipment                                    (82,907)          (5,309)
                                                         ___________      ___________

         Net cash (used in) investing activities         $  (516,153)     $  (303,526)
                                                         ___________      ___________

Cash Flows From Financing Activities
    Related party receivables, net                       $  (135,166)     $    65,000
    Contribution of capital                                        -           60,000
    Notes payable, net                                        10,249                -
    Payments on related party notes payable                 (578,650)               -
    Dividends paid                                           (27,298)               -
    Proceeds from preferred and common stock               6,660,003          263,100
                                                         ___________      ___________

         Net cash provided by financing activities       $ 5,929,138      $   388,100
                                                         ___________      ___________

         Net increase in cash                            $ 2,103,083      $    12,408

Cash, beginning of period                                $    12,408      $         -
                                                         ___________      ___________

Cash, end of period                                      $ 2,115,491      $    12,408
                                                         ===========      ===========

Supplemental Cash Flow Disclosures:

Cash paid for interest                                   $     8,771      $     5,652

Cash paid for income taxes                               $         -      $         -


See Accompanying Notes to Consolidated Financial Statements.




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


                                                                 Years ended
                                                        December 31,     December 31,
                                                                2004             2003
                                                        ____________     ____________

Supplemental Schedule of Non-cash Investing and
Financing Activities

Acquisition of iNetEvents, Inc. by issuance
    of 5,630,250shares of common stock                   $         -      $   107,688

Acquisition of GlobalTech Leasing, Inc. by issuance
    of 5,000,000 shares of common stock                  $         -      $ 4,520,000

Notes payable issued in acquisition of NEOS Merchant
    Solutions, Inc.                                      $ 2,000,000      $         -

Acquisition of NEOS Merchant Solutions, Inc. by          $ 2,779,859      $         -
    issuance of 4,981,826 shares of common stock

Preferred stock subscription receivable                  $ 1,780,920      $         -


See Accompanying Notes to Consolidated Financial Statements.


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The consolidated financial statements have been prepared by International Card Establishment, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented.

NATURE OF BUSINESS
International Card Establishment, Inc. ("Company") was organized July 26, 2002 under the laws of the State of Nevada. Operations of the Company began in October 2002.

As further discussed in Note 8, the Company agreed to reorganization with iNetEvents ("INET"), a Delaware corporation. The Company exchanged all issued and outstanding stock for 14,000,000 shares of stock of INET. The Company closed the transaction with INET on July 18, 2003. The transaction is accounted for as a reverse acquisition with International Card Establishment, Inc. the surviving registrant. As a result, International Card Establishment's former stockholders exercised control over INET. The transaction is a capital transaction where INET is treated as a non-business entity. Therefore, the accounting for the merger is identical to that resulting from a reverse merger, except no goodwill or other intangible assets are recorded. For accounting purposes, International Card Establishment has been treated as the accounting acquirer and, accordingly, is presented as the continuing entity. The historical financial statements are those of International Card Establishment. INetEvents, Inc. changed its name to International Card Establishment, which is the legal entity going forward and is referred to hereafter as the "Company."

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

On January 15, 2003, the Company entered into a binding letter of intent with GlobalTech Leasing ("GTL"), a California corporation. GTL provides lease funding for equipment supplied by the Company to its customers, as well as numerous other unrelated merchant service providers. On December 15, 2003, the Company entered into a "Plan and Agreement of Reorganization" with GTL and closed the transaction on December 29, 2003. The Company issued 5,000,000 shares of common stock in exchange of 100% of the shares of GTL, with the shares issued in April 2004. It is the intention of the Company and GTL that the transaction constitutes a tax-free "reorganization" as defined in the Internal Revenue Code of 1986, as amended.

On September 8, 2004, the Company completed an Agreement and Plan of Merger with NEOS Merchant Solutions, Inc. ("NEOS"), a Nevada corporation. NEOS provides smart card loyalty programs in an integrated vertical system for its customers, as well as other electronic payment services. The Company issued 4,981,826 shares of common stock, $500,000 in cash and $2,000,000 in notes payable, adjusted by $202,775 for excess liabilities paid on behalf of NEOS, in exchange for 100% of the shares of NEOS. It is the intention of the Company and NEOS that the transaction constitutes a tax-free "reorganization" as defined in the Internal Revenue Code of 1986, as amended.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

BUSINESS OPERATIONS
The Company is a provider of diversified products and services to the electronic transaction processing industry, offering merchant accounts for the acceptance and processing of credit and debit cards, as well as a proprietary "smart card" based gift and loyalty program. The Company's Merchant Card Services division establishes "merchant accounts" for businesses that enable those businesses to accept credit cards, debit cards, and other forms of electronic payments from their customers; supplies the necessary card readers and other point-of-sale transaction systems; facilitates processing for the accounts; and, provides e-commerce solutions. Through its NEOS Subsidiary and WorldWide Gift & Loyalty division, the Company also markets a proprietary "Smart Card"-based system that enables merchants to economically offer store-branded gift and loyalty cards - one of the fastest growing product categories in the industry. GTL is an equipment leasing firm that specializes in financing point-of-sale transaction systems.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

CASH
For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2004 and 2003, respectively.

CONCENTRATIONS OF CREDIT RISK ARISING FROM DEPOSITS IN EXCESS OF INSURED LIMITS The Company maintains cash balances at several financial institutions in California. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2004 the Company had one account in excess of the $100,000 insured amount and none at December 31, 2003.

INVENTORY
Inventories are stated at the lower of cost or market. Cost is determined using the first in, first out method. The Company's inventories consist primarily of electronic merchant processing machines.

FIXED ASSETS
Furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. Estimated service lives of property and equipment are as follows:

          Furniture and fixtures     3 years
          Equipment and machinery    3 - 5 years
          Software                   5 years

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES
Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

FAIR VALUE
The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivables, net, accounts payable, accrued expenses and current portion of notes payable approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

GOODWILL AND LONG-LIVED ASSETS
In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after September 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires intangibles be evaluated for useful lives, and allows intangibles to have indefinite lives. Intangibles with useful lives are amortized over the life period; intangibles not amortized are reviewed for impairment. Any write down is charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value.

The Company recorded intangible assets and goodwill in the acquisition of both GlobalTech Leasing, Inc. and NEOS Merchant Solutions, Inc. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairment at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairment recognized in current earnings.

The FASB also recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable for financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Bulletin Opinion No. 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this Standard are not expected to have a significant effect on the Company's financial position or operating results.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The Company, through the acquisition of GTL acquires leases from Independent Sales Organizations (ISO) that sells merchant services to customers. GTL packages and resells the leases to financing institutions for administration of the leases. Revenue is recognized upon approval of the sales agreement and shipment of equipment by the ISO. Leases not accepted by the financing institutions are recovered from the ISO, or may be processed in house. These leases are not a material source of revenue for the Company.

ADVERTISING
Advertising costs are charged to operations as incurred. Advertising costs years ended December 31, 2004 and 2003 were $184,809 and $44,176, respectively.

RECLASSIFICATION
Certain reclassifications, which have no effect on net income, have been made in the prior period financial statements to conform to the current presentation.

NEW ACCOUNTING PRONOUNCEMENTS
In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R replaced SFAS No. 123 and superceded Accounting Principles Board Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005. The adoption of SFAS No. 123 (revised 2004) should not have a significant impact on the Company's financial position or results of operations until such time the Company has share-based payments. The Company will adopt the provisions of SFAS No. 123R at that time.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  ACCOUNTS RECEIVABLE

Accounts receivable and allowance for doubtful accounts consist of the following:

                                                        Years ended
                                             December 31,     December 31,
                                                     2004             2003
                                            _____________    _____________

Accounts Receivable                         $     521,490    $     162,859
Less: allowance for doubtful accounts             (18,805)          (1,945)
                                            _____________    _____________
                                            $     502,685    $     160,914
                                            =============    =============

NOTE 3.  FIXED ASSETS

Fixed assets and accumulated depreciation consists of the following:

                                                        Years ended
                                             December 31,     December 31,
                                                     2004             2003
                                            _____________    _____________

Furniture and fixtures                      $      15,650    $      19,308
Equipment and machinery                           148,012                -
                                            _____________    _____________
         Subtotal                                 163,662           19,308
Accumulated Depreciation                          (18,010)          (1,213)
                                            _____________    _____________
                                            $     145,652    $      18,095
                                            =============    =============

NOTE 4.  GOODWILL AND INTANGIBLE ASSETS

As described in Note 1, goodwill and intangible assets were purchased with the acquisitions of GlobalTech Leasing, Inc. and NEOS Merchant Solutions Inc. The purchase price allocation at fair market values included values assigned to intangible assets and a portion allocated to goodwill. The Company has determined that the intangibles purchased have an indefinite useful life except as noted below. The provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", require the completion of an annual impairment test with any impairment recognized in current earnings. The Company has determined that no impairment to the assigned values had occurred at December 31, 2004 and 2003. The Company did determine that a portion of the intangibles purchased in 2003 were not going to be realizable and as such have written them off. Also, upon further analysis management determined that intangibles purchased in 2003 did have a finite life. These items have been accounted for as a change in estimate in 2004. The Company's intangible assets and accumulated amortization consisted of the following:


                                             December 31, 2004            December 31, 2003
                              ________________________________   _______________________________
                                                  Accumulated                        Accumulated
                                    Gross        Amortization      Gross            Amortization
                              _____________      ____________    _____________     _____________

Merchant portfolio            $     900,000      $    (60,000)   $   1,500,000     $           -
Merchant portfolio (15 years)     2,787,485           (46,458)               -                 -
Software and technology (3years)  2,830,000          (235,833)                -                 -
Tradename                           935,000                 -          500,000                 -
Internet domain                      50,000                 -           50,000                 -
                              _____________      ____________    -------------     -------------
                              $   7,502,485      $   (342,291)   $   2,050,000     $           -
                              =============      ============    =============     =============

Goodwill                      $   2,773,192      $          -    $   2,685,213     $           -
                              =============      ============    =============     =============


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                    Years ended
                                         December 31,     December 31,
                                                 2004             2003
                                        _____________    _____________

Wages payable                           $     377,573    $     275,375
Lease funding accrual                         175,131           85,182
Accrued expenses, other                       194,042           97,829
Preferred stock dividends payable              20,709                -
Taxes payable                                  58,366           38,836
                                        _____________    _____________
                                        $     825,821    $     497,222
                                        =============    =============

NOTE 6.  NOTES PAYABLES

Notes payable consist of the following:


                                                                          Years ended
                                                               December 31,     December 31,
                                                                       2004             2003
                                                              _____________    _____________

Notes payable, to acquire computer equipment                  $      13,844    $           -
                                                              =============    =============

Notes payable, at 10% interest, to related parties in
    iNetEvents, Inc., due on demand                           $           -    $      78,650
Notes payable, at 1.23% interest, to related
    parties in NEOS acquisition, payable in $25,000
   installments                                                     174,285                -
Note payable, at 8% interest, to related party,
   due on December 31, 2004                                         150,000                -
                                                              _____________    _____________

Current notes payable, related parties                        $     324,285    $      78,650
                                                              =============    =============


Note payable, at 8% interest, in acquisition of
    NEOS Merchant Solutions, Inc., due on
    January 1, 2006                                           $     500,000    $          -
Note payable, at 8% interest, in acquisition of
    NEOS Merchant Solutions, Inc., due on
    June 30, 2006                                                 1,297,225               -
                                                              _____________    _____________

Long-term notes payable, related parties                      $   1,797,225    $           -
                                                              =============    =============


Note payable entered into by NEOS prior to the acquisition has no stated interest rate. The short term applicable federal funds rate of 1.23%, which is below that of other debt enterd into by the Company, was imputed by the Company. The Company considered the dollar amount to be immaterial to record a premium as required by Accounting Principles Board Opinion No. 21, "Interest on Receivables and Payables" and has recorded the interest expense as incurred.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  NOTES PAYABLES (CONTINUED)

The Company is required to make the following principal payments on its total debt, including the accreted value at maturity of the Notes:

Year Ended December 31,           Principal Payments
                                  __________________
2005                              $          538,129
2006                                       1,597,225
2007                                               -
2008                                               -
Thereafter                                         -
                                  __________________
Total                             $        2,135,354
                                  ==================

NOTE 7.  STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares of common shares with par value of $0.0005 and 5,000,000 shares of serial preferred stock with a par value of $0.0005.

COMMON STOCK
On January 16, 2003, a "Plan and Agreement of Reorganization" was entered into between International Card Establishment, Inc. ("ICE Nevada"), a Nevada corporation and iNetEvents, Inc, a Delaware company (INET Delaware). The Company issued 14,000,000 shares of common stock in exchange of 100% of the shares of ICE Nevada. The 14,000,000 shares represent 54.0% of the outstanding stock of the Company, establishing a change in control of the Company. It is the intention of the Company and ICE Nevada that the transaction constitutes a tax-free "reorganization" as defined in the Internal Revenue Code of 1986, as amended. The Company closed the transaction on July 18, 2003. The transaction is accounted for as a reverse acquisition with International Card Establishment, Inc. the surviving registrant. For accounting purposes, International Card Establishment has been treated as the accounting acquirer and, accordingly, is presented as the continuing entity. The historical financial statements are those of International Card Establishment. INetEvents, Inc. changed its name to International Card Establishment, which is the legal entity going forward. The trading symbol has been changed from IEVT to ICRD.

On July 30, 2003, the Company's shareholders approved a reverse split of its common stock at 1 for 2 shares of the existing stock. The number of common stock shares outstanding decreased from 25,520,500 to 12,630,250. Prior period information has been restated to reflect the stock split.

On January 15, 2003, the Company entered into a binding letter of intent with GlobalTech Leasing ("GTL"), a California corporation. GTL provides lease funding for equipment supplied by the Company to its customers, as well as numerous other unrelated merchant service providers. On December 15, 2003, the Company entered into a "Plan and Agreement of Reorganization" with GTL and closed the transaction on December 29, 2003. The Company issued 5,000,000 shares of common stock in exchange of 100% of the shares of GTL, with the shares issued in April 2004. It is the intention of the Company and GTL that the transaction constitutes a tax-free "reorganization" as defined in the Internal Revenue Code of 1986, as amended.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.  STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK (continued)
On October 15, 2003, the Company approved a private placement of Common Stock in accordance with Delaware General Corporation Law. The placement was to sell through a purchase agreement up to 2,857,143 shares at $0.70 per share along with warrants to purchase shares at $0.50 per share. As of September 30, 2004 (the closing date) and December 31, 2003, subscriptions for 1,260,998 and 375,857 shares were sold for $867,686 and $263,100. The shares were issued in January and April 2004. Warrants are for one (1) common share of stock for each two (2) shares purchased pursuant to the subscription agreement, exercisable through December 31, 2004.

In 2004, the Company agreed to issue stock for services rendered under consulting agreements. The Company issued 100,000 shares of common stock in compensation of $111,500 of consulting services. The Company also agreed to satisfy debt of $20,000 by the issuance of 20,000 shares.

In April 2004, the Company approved a private placement of Common Stock to raise up to $3,000,000. The Company issued 4,415,076 shares of stock at $0.63 per share. Each share of common stock included warrants, "A Warrants" and "B Warrants", respectively. One (1) A Warrant was issued for each two (2) shares of common stock issued. The per A Warrant Share exercise price to acquire a Warrant share is $0.51, retroactively adjusted due to additional equity financing in 2004 in accordance with the private placement agreement. A Warrants will be exercisable until a registration statement has been effective for approximately 180 days. One (1) B Warrant was issued for each one (1) share of common stock issued. The per B Warrant Share exercise price to acquire a Warrant share is $0.75, retroactively adjusted due to additional equity financing in 2004 in accordance with the private placement agreement. B Warrants are exercisable for five years from the Closing Date of the subscription agreement. As of December 31, 2004 the Company issued 2,207,541 A Warrants and 4,415,076 B Warrants in connection with this private placement.

As a result of additional subsequent equity financing in 2004, the Company issued 929,242 additional common shares and Warrants to purchase an aggregate of 1,350,000 common shares at $0.47 per share with varying expiration dates through 2009 per the terms of the April 2004 private placement. Of the 1,350,000 Warrants issued, 1,100,000 Warrants were issued in 2004; 250,000 Warrants and the additional common shares were issued in 2005.

Fees for the issuance of the shares was $290,663 and offset the Additional Paid-in Capital recorded in the transaction. Also included as compensation for the equity financing, the Company issued 662,262 Placement Agent "A" Warrants and 441,508 Finder's "A" Warrants; there were no Placement Agent "B" Warrants or Finder's "B" Warrants issued. Further details on this equity transaction can be found in the Company's 8-k filing with the Securities and Exchange Commission on June 6, 2004. The Warrants associated with the Placement Agent and Finder's fees expire 5 years from the date of issue.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.  STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK (continued)
On September 8, 2004, the Company completed an Agreement and Plan of Merger with NEOS Merchant Solutions, Inc. ("NEOS"), a Nevada corporation. NEOS provides smart card loyalty programs in an integrated vertical system for its customers, as well as other electronic payment services. The Company issued 4,981,826 shares of common stock, $500,000 in cash and $2,000,000 in notes payable, adjusted by $202,775 for excess liabilities paid on behalf of NEOS, in exchange for 100% of the shares of NEOS. It is the intention of the Company and NEOS that the transaction constitutes a tax-free "reorganization" as defined in the Internal Revenue Code of 1986, as amended.

PREFERRED STOCK
On September 13, 2004, the Company completed an agreement to sell 30,000 shares of Series A Convertible Preferred Stock at $100 per share for $3,000,000. The Preferred Stock is convertible into shares of the Company's common stock at a conversion price equal to $0.47. In addition, the Investors received an aggregate of 3,754,692 warrants to purchase shares of the Company's common stock at an exercise price of $0.47 for 50% of the Warrants and $0.75 for the remaining 50% of the Warrants. Of the 3,754,692 warrants, 2,478,098 were issued in 2004 and 1,276,594 were issued in 2005. Both sets of warrants expire on September 13, 2007.

Fees for the issuance of the shares was $462,000 and offset the Additional Paid-in Capital recorded in the transaction. The Company received $1,671,000, representing 66% of the purchase price, net of offering expenses. A receivable of $867,000 was recorded in equity as Preferred Stock Subscription Receivable as the Preferred Shares were fully issued prior to full receipt of the proceeds. The remaining proceeds were received in February 2005.

On December 3, 2004, the Company completed an agreement to sell 32,000 shares of Series A Convertible Preferred Stock at $100 shares for $3,200,000. The Preferred Stock is convertible into shares of the Company's common stock at a conversion price equal to $0.47. In addition, the Investors received an aggregate of 8,010,012 warrants to purchase shares of the Company's common stock at an exercise price of $0.47 for 50% of the Warrants and $0.75 for the remaining 50% of the Warrants. Of the 8,010,012 warrants, 5,286,608 were issued in 2004 and 2,723,404 were issued in 2005. Both sets of warrants expire on December 3, 2007.

Fees for the issuance of the shares was $524,000 and offset the Additional Paid-in Capital recorded in the transaction. The Company received $1,762,080, representing 66% of the purchase price, net of offering expenses. A receivable of $913,920 is recorded in equity as Preferred Stock Subscription Receivable as the Preferred Shares were fully issued prior to full receipt of the proceeds. The remaining proceeds were received in February 2005.

Collectively, the Series A Convertible Preferred Stock contains the following features:

o Dividends: Each share of Series A Preferred Stock pays a mandatory monthly dividend, at an annual rate equal to the product of multiplying (i) $100.00 per share, by (ii) six and one-half percent (6.5%). Dividends are payable monthly in arrears on the last day of each month, in cash, and prorated for any partial month periods. From and after the Effective Date of the Registration Statement, no further mandatory dividends shall be payable on the Series A Preferred Stock.

o Liquidation Preferences: Series A Preferred Stock is entitled to be paid first out of the assets of the Corporation available for distribution to shareholders, whether such assets are capital, surplus or earnings, an amount equal to the Series A Purchase Price per share of Series A Preferred Stock held (as adjusted for any stock splits, stock dividends or recapitalizations of the Series A Preferred Stock) and any declared but unpaid dividends on such share, before any payment is made to the holders of the Common Stock, or any other stock of the Corporation ranking junior to the Series A Preferred Stock with regard to any distribution of assets upon liquidation, dissolution or winding up of the Corporation.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.  STOCKHOLDERS' EQUITY (CONTINUED)

PREFERRED STOCK (continued)
o    Voting Rights: None

o Conversion Rights: Series A Preferred Stock may, at the option of the holder, be converted at any time or from time to time into fully paid and non-assessable shares of Common Stock at the conversion rate in effect at the time of conversion, provided, that a holder of Series A Preferred Stock at any given time convert only up to that number of shares of Series A Preferred Stock so that, upon conversion, the aggregate beneficial ownership of the Corporation's Common Stock is not more than 9.99% of the Corporation's Common Stock then outstanding. The "Conversion Price" per share for the Series A Preferred Stock shall be equal to Eighty-Five percent (85%) of the Market Price, rounded to the nearest penny; in no event shall the Conversion Price be less than $0.20 per share (the "Floor Price") or exceed $0.47 (the "Ceiling Price").

o Reservation of Stock Issuable Upon Conversion: The Corporation shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock, solely for the purpose of effecting the conversion of the shares of the Series A Preferred Stock 15,000,000 shares of Common Stock.

As disclosed above in Note 5, the Company accrued for Preferred Stock Dividends $20,709 and $0 as of December 31, 2004 and 2003, respectively. Total dividends accrued and paid totaled $48,007 and $0 as of December 31, 2004 and 2003.

NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share". The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and restricted stock, and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.  BUSINESS COMBINATIONS

Acquisition of iNetEvents. "Pursuant to a "Plan and Agreement of Reorganization" with iNetEvents, a Delaware corporation, the Company exchanged all issued and outstanding stock for 14,000,000 shares of stock of iNetEvents ("INET"). The 14,000,000 shares represent 54.0% of the outstanding stock of INET, establishing a change in control of the INET. It is the intention of the Company and INET that the transaction constitutes a tax-free "reorganization" as defined in the Internal Revenue Code of 1986, as amended. The Company closed the transaction with INET on July 18, 2003. The transaction is accounted for as a reverse acquisition with International Card Establishment, Inc. the surviving registrant. As a result, International Card Establishment's former stockholders exercised control over INET. The accounting for the merger is identical to that resulting from a reverse merger, except no goodwill or other intangible assets are recorded. For accounting purposes, International Card Establishment has been treated as the accounting acquirer and, accordingly, is presented as the continuing entity. The historical financial statements are those of International Card Establishment. INetEvents, Inc. changed its name to International Card Establishment, Inc., which is the legal entity going forward and is referred to hereafter as the "Company."

Acquisition of GlobalTech Leasing, Inc. On January 15, 2003, the Company entered into a binding letter of intent with GlobalTech Leasing, a California corporation, which was announced on July 21, 2003. GTL provides lease funding for equipment supplied by the Company to its customers, as well as numerous other unrelated merchant service providers. On December 15, 2003, the Company entered into a "Plan and Agreement of Reorganization" with GTL and closed the transaction on December 29, 2003. The Company issued 5,000,000 shares of common stock in exchange of 100% of the shares of GTL, with the shares issued in April 2004. It is the intention of the Company and GTL that the transaction constitutes a tax-free "reorganization" as defined in the Internal Revenue Code of 1986, as amended. After careful consideration of EITF 99-12, "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination", and in review of the agreements between the Company and GTL, it was determined that the measurement date for the transaction was July 21, 2003, the date the transaction was announced.

Under the terms of the acquisition agreement, the Company acquired GTL for $4,520,000 in consideration, comprising of 5,000,000 shares of common stock having a fair value of $4,520,000. The shares issued were valued based on a price per share of $0.904 that reflects the weighted-average closing price of the Company during a five day period two days prior to, the day of, and the two days following the July 21, 2003 measurement date.

Purchase price allocation. The allocation of purchase accounting under SFAS No. 141, "Business Combinations", requires that the total purchase price be allocated to the fair value of the assets acquired and liabilities assumed based on their fair values at the acquisition date. The amounts assigned to each major asset and liability category as of December 29, 2003 is as follows:

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
                                     =============

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.  BUSINESS COMBINATIONS (CONTINUED)

Acquisition of NEOS Merchant Solutions, Inc. On September 8, 2004, the Company completed an "Agreement and Plan of Merger" with NEOS Merchant Solutions, Inc. ("NEOS"), a Nevada corporation. NEOS provides smart card loyalty programs in an integrated vertical system for its customers, as well as other electronic payment services. The Company issued 4,981,826 shares of common stock, $500,000 in cash and $2,000,000 in notes payable, adjusted by $202,775 for excess liabilities paid on behalf of NEOS, in exchange for 100% of the shares of NEOS. It is the intention of the Company and NEOS that the transaction constitutes a tax-free "reorganization" as defined in the Internal Revenue Code of 1986, as amended.

Under the terms of the acquisition agreement, the Company acquired NEOS for $5,077,084 in consideration comprising of 4,981,826 shares of common stock having a fair value of $2,779,859, $500,000 in cash and $2,000,000 in notes payable, adjusted by $202,775 for excess liabilities paid on behalf of NEOS, accumulating to $2,297,225. The shares issued were valued based on a price per share of $0.558 that reflects the weighted-average closing price of the Company during a five day period two days prior to, the day of, and the two days following the September 8, 2004 measurement date.

Purchase price allocation. The allocation of purchase accounting under SFAS No. 141 requires that the total purchase price be allocated to the fair value of the assets acquired and liabilities assumed based on their fair values at the acquisition date. The amounts assigned to each major asset and liability category as of September 8, 2004 is as follows:

Current assets                       $     388,799
Fixed assets                               149,424
Other assets                                17,551
Intangible assets                        6,052,485
Related party notes payable               (953,596)
Liabilities                               (577,579)
                                     _____________

Net assets acquired                  $   5,077,084
                                     =============

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.  BUSINESS COMBINATIONS (CONTINUED)

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


                                                         2004              2003
                                                     ____________       ___________

Revenues                                             $ 17,480,413       $ 1,283,210
Less:  sales returns and allowances                      (246,514)          (90,628)
                                                     ____________       ___________

Net revenue                                          $ 17,233,899       $ 1,192,582

Cost of revenues                                     $ 13,827,864       $   409,830
                                                     ____________       ___________

Gross margin                                         $  3,406,035       $   782,752

Operating, general and administrative expenses       $  7,249,144       $ 1,322,783
Depreciation                                              140,838             1,213
                                                     ____________       ___________

Net operating loss                                   $ (3,983,947)      $  (541,244)

Non-operating expenses                                    (73,968)           (5,652)
                                                     ____________       ___________

Net loss, before taxes                               $ (4,057,915)      $  (546,896)
Income tax benefit                                     (1,520,000)         (114,000)
                                                     ____________       ___________

Net loss, before taxes                               $ (2,537,915)      $  (432,896)
                                                     ============       ===========

Net loss per share, basic and diluted                $      (0.11)      $     (0.04)
                                                     ============       ===========
Weighted average number of shares                      22,820,663         9,716,250
                                                     ============       ===========


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.  INCOME TAXES

The provision for income taxes is composed of the following:

                                                    Years ended
                                      December 31,           December 31,
                                          2004                      2003
                                   _________________         _______________
Deferred tax assets
    Federal income tax (35%)       $      (1,468,824)        $       (83,000)
    State income tax (5.74%)                (241,138)                (31,000)
                                   _________________         _______________
Total deferred tax asset           $      (1,709,962)        $      (114,000)
                                   ==================        ================


The major tax affected components of the Company's net deferred tax (asset) liability are as follows:

                                                      Years ended
                                               December 31,     December 31,
                                                   2004             2003
                                            _______________     ____________
Deferred tax assets
  Net operating loss, federal effective     $    (1,254,723)    $   (191,210)
  Net operating loss, state                        (205,990)         (31,391)
  Nondeductible accruals and other                   25,702            6,296
  Change in valuation allowance                    (274,951)         102,305
                                            _______________     ____________
                                            $    (1,709,962)    $   (114,000)
                                            ===============     ============

For U.S. federal income tax return purposes, the Company has a net operating loss carry forward of $4,134,000, which will expire between 2022 and 2024. For state tax purposes, the Company has a California net operating loss carry forward of $4,134,000, which equates to an $241,138 deferred tax asset, after federal tax effect. The California net operating losses will begin to expire between 2022 and 2024 if not utilized.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10. COMMITMENTS AND CONTINGENCIES

On October 1, 2002, the Company entered into a five-year software license agreement for software pertaining to the gift and loyalty program. License fees are $400 per month for the first two years, with the final three years to be renegotiated in 2004. This agreement was terminated in February 2005. Minimum licensing payments due are:

                2005                        $        400
                2006                                   -
                                            ____________
                                            $        400

Through NEOS, the Company is engaged in various non-cancelable operating leases for office facilities and equipment. Under the related lease agreements, the Company is obligated to make monthly payments ranging from $55 to $7,800, with expiration dates through February 2008.

Minimum future lease obligations for the five years immediately following the balance sheet date are as follows:

                2005                                       $    163,189
                2006                                             97,934
                2007                                             95,416
                2008                                             15,578
                                                           ____________

                Total future minimum lease commitments     $    372,117
                                                           ============

The Company is engaged in a non-cancelable operating lease for a sales office. Under the term of the lease agreement, the Company is obligated to make minimum monthly payments of $2,579 with an expiration date through August 2009.

Minimum future lease obligations for the five years immediately following the balance sheet date are as follows:

                2005                                       $     30,944
                2006                                             31,926
                2007                                             34,873
                2008                                             36,837
                2009                                             24,558
                                                           ____________

                Total future minimum lease commitments     $    159,138
                                                           ============

In addition, the Company leases a furnished office space on a month-to-month basis for $21,411 per month. GTL leases office space on a month-to-month basis for $2,817 per month. The Company also leases office equipment on a monthly basis at nominal amounts. Total lease costs for the years ended December 31, 2004 and 2003 were $362,796 and $121,537, respectively.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

In November 2003, the Company entered into a Binding Letter of Intent with Worldwide Business Services, Inc., dba Cardservice Worldwide ("WBSI") to acquire the stock of WBSI. As part of the agreement, ICE agreed to pay certain expenses of WBSI necessary to close the transaction. In May 2004, WBSI vacated the transaction without repaying the Company for the expenses paid. The Company has filed a lawsuit against WBSI and other entities to protect trade secrets and to collect the monies paid for the expenses of WBSI. The Company also claims breach of contract, fraud and deceit, violation of the Uniform Trade Secrets Act, tortuous interference with prospective business advantage and other related causes of action. Initial pleadings were filed, and WBSI has not yet responded. No trial date has been set.

As of December 31, 2004, the Company has paid $312,678 for the expenses of WBSI and has recorded this as an Other Receivable. The Company feels confident in the collection of this receivable and does not have allowance against the receivable.

NOTE 11. RELATED PARTY TRANSACTIONS

The former President of the Company is the controlling shareholder of Cardservice Tri-County ("CST") and Worldwide Gift and Loyalty, Inc. ("WGL"), which licenses gift and loyalty software used by the Company in its gift and loyalty program. During 2003, the Company's former President was also a controlling shareholder of GlobalTech Leasing ("GTL") prior to the acquisition in December 2003. Transactions and balances related to CST, WGL and GTL (for 2003 only) are the following:

                                                   Years ended
                                        December 31,     December 31,
        Account                            2004              2003
                                       _____________    _____________

       Revenues                        $     257,504    $     321,611
       Cost of sales                   $     490,848    $     220,122
       Other expenses                  $     165,943    $      46,006
       Accounts receivable             $      79,314    $      32,252
       Allowance for doubtful          $           -    $         757
           accounts
       Accounts payable                $      17,409    $      61,769

The Company recorded an Officer Receivable of $3,372 and $44,967 as of December 31, 2004 and 2003, respectively. These balances were reimbursed to the Company by the end of first quarter 2005.

Amounts due to and from related parties are interest free and paid in the normal course of business.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12.  SUBSEQUENT EVENTS

The Company issued common stock and warrants to various entities in 2005:


                                          Common Shares                            Warrants
                                    Shares             Price              Shares       Exercise Price

Relating to Equity Financing
  Commenced May 24, 2004            929,242               -             250,000        $     0.47
Relating to Equity Financing
  Commenced September 13, 2004            -               -             638,297        $     0.47
Relating to Equity Financing
  Commenced September 13, 2004            -               -             638,297        $     0.75
Relating to Equity Financing
  Commenced December 3, 2004              -               -           1,361,702        $     0.47
Relating to Equity Financing
  Commenced December 3, 2004              -               -           1,361,702        $     0.75
Relating to Equity Financing
  Commenced September 13, 2004
  and December 3, 2004
  for Placement Fees                      -               -           1,978,723        $     0.47


The Company paid dividends in accordance with the provision of the Series A Preferred Stock in the amount of $78,723 for the first quarter of 2005.

In the first quarter of 2005, the Company successfully renegotiated its notes payables associated with the NEOS acquisition to extend the terms to January 1, 2006 and June 30, 2006 as disclosed above in Note 6. As part of this renegotiation, the Company paid $200,000 toward the note due January 1, 2006.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in, and no disagreements with, our company's public accountants.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures . An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting . There was no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The members of our board of directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors. Information as to our directors and executive officers is as follows:



Name                Age                      Position
________________________________________________________________________

Jonathan Severn      33     Former Chairman of the Board, President and

                            Chief Financial Officer

William Lopshire     41     Chief Executive Officer, Secretary and
                            Director

Charles Salyer       51     Director and President of GlobalTech Leasing
                            subsidiary

Michael Fisher       40     Director

Hugh Wain Swapp      42     Chief Financial Officer and Director



The principal occupation and business experience during the last five years for each of our directors and executive officers are as follows:

JONATHAN R. SEVERN, our former Chairman of the Board, President and Chief Financial Officer. Mr. Severn resigned as an officer and director of the Company effective March 14, 2005. Mr. Severn is a founder of both International Card Establishment, Inc. and GlobalTech Leasing, Inc. In 1991, he formed Cardservice Tri-Counties (Oxnard, CA), a credit card merchant acquiring business that he built into one of the largest agent offices in the U.S. serving Cardservice International Inc., a large privately held acquirer of Visa and MasterCard merchant accounts in the country at that time. Cardservice International was acquired by First Data Corporation in 2001. Mr. Severn was directly responsible for Cardservice Tri-Counties' growth from start-up to approximately 20,000 merchant accounts and monthly processing revenues in excess of $10 million. In 1996, he founded Lease Technologies International to provide merchants with lease financing for point-of-sale equipment. Lease Technologies International was incorporated and its name changed to GlobalTech Leasing, Inc. in 2001.

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

HUGH WAIN SWAPP, Chief Financial Officer, Director and President of NEOS Merchant Solutions, Inc. Mr. Swapp became a director of our company upon the closing of our acquisition of NEOS Merchant Solutions, Inc., effective as of September 8, 2004. Mr. Swapp is the CEO and founder of Neos Merchant Solutions, Inc. From 2002 to the present, he is primarily responsible for the day-to-day operations of NEOS, and its sales distribution channels. From 1999 to 2002, Mr. Swapp was the President of E-Commerce Processing (ECP), a leader in the private label smart card industry. From 1993 to 1999, he was the National Vice President of Sales for three years at Lynk Systems, where he opened 37 offices and built a portfolio of more than 70,000 merchants generating $3.5 billion in sales volume. From 1992 to 1993, he was the National Director of Sales at Deluxe Data. From 1991 to 1992, he developed and implemented a regional sales program for PMT Services, and spent four years as a Regional Manager with Nabanco, from 1988 to 1991, where he was instrumental in taking that division from start-up to more than a $3.0 billion portfolio over that period.

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

COMMITTEES OF THE BOARD OF DIRECTORS

Currently, the Company's Board of Directors does not have any standing audit, nominating or compensation committees, or committees performing similar functions.

AUDIT COMMITTEE FINANCIAL EXPERT.

The Company does not currently have an Audit Committee or Financial Expert thereon.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

o Form 3 filed by Charles Salyer on April 30, 2004;
o Form 3 filed by Jonathan Severn on April 30, 2004;
o Form 3 filed by William Lopshire on April 30, 2004; and
o Form 4 filed by Jonathan Severn on April 30, 2004.

CODE OF ETHICS.

The Company has not currently adopted a Code of Ethics.

COMPENSATION OF DIRECTORS

We do not currently pay our directors for attending meetings of our Board of Directors. We also have no standard arrangement pursuant to which our directors are compensated for any services provided as a director or for committee participation or special assignments.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth compensation paid or awarded to all officers and directors.

Name and
Principal Position               Year        Salary
__________________________       ____       ________

William Lopshire,                2002       $  -0-
Chief Executive Officer,         2003        180,000
Secretary and Director(1)        2004        180,000

Jonathan Severn, Chairman        2002       $ 48,000
of the Board, President,         2003         48,000
Chief Financial Officer(2)       2004        180,000

Charles Salyer, Director,        2002       $136,500
President of GlobalTech          2003        130,000
Leasing, Inc.(3)                 2004        180,000

Hugh Wain Swapp, Director,       2002       $ 37,500
Chief Financial Officer          2003        150,000
President of NEOS Merchant       2004        160,000
Solutions, Inc.(4)
__________________________

(1) During 2003 Mr. Lopshire accrued $120,000 of his stated salary.

(2) During fiscal years ended December 31, 2002 and December 31, 2003, Mr. Severn accrued an aggregate of $96,000 of his salary as an officer of GlobalTech Leasing, Inc.; Mr. Severn also received a car allowance from GlobalTech Leasing, Inc. in the aggregate amount of $21,023 for the fiscal year ended December 31, 2004.

(3) During the fiscal year ended December 31, 2004 Mr. Salyer received: (i) a car allowance in the amount of $9,750; and (ii) life insurance premiums in the amount of $3,249. Mr Salyer also received a re-location allowance of $34,299.59 for the fiscal years ended December 31, 2002.

(4) During 2003 and 2004, Mr. Swapp deferred $63,000 and $10,000 of his stated salaries respectively.

No officer or director received any compensation, options or other securities under the Company's 2003 Stock Option Plan for the periods indicated.

During the year of 2004, the Company adopted a 401(k) plan for its employees. The Company did not provide matching on the employees contributions to the plan.

Other than the Company's 2003 Stock Option Plan and its 401(k) plan, no pension, profit sharing, stock option or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Security Ownership of Certain Beneficial Owners.

The following table sets forth the security and beneficial ownership for each class of our equity securities for any person who is known to be the beneficial owner of more than five percent of the Company as of April 15, 2005.

           Name and                  Amount and
           Address of                Nature of
Title of   Beneficial                Beneficial      Percent
 Class     Owner                     Owner           of Class
_____________________________________________________________

Common     Jonathan Severn           6,501,450       22.18%
           555 Airport Way
           Suite A
           Camarillo, CA 93010

Common     William Lopshire          1,600,000        5.46%
           555 Airport Way
           Suite A
           Camarillo, CA 93010

Common     Charles Salyer            2,250,000        7.68%
           555 Airport Way
           Suite A
           Camarillo, CA 93010

Common     Randy Simoneaux           2,224,793        7.59%
           555 Airport Way
           Suite A
           Camarillo, CA 93010

The total of our outstanding Common Shares as of April 15, 2005 are held by 93 shareholders of record (including Cede & Co. - "street" held securities).

(b) Security Ownership of Management.

The following table sets forth the ownership for each class of our equity securities owned beneficially and of record by all directors and officers of the Company as of April 15, 2005.

           Name and                  Amount and
           Address of                Nature of
Title of   Beneficial                Beneficial      Percent
 Class     Owner                     Owner           of Class
_____________________________________________________________

Common     Jonathan Severn            6,501,450      22.18%
           555 Airport Way
           Suite A
           Camarillo, CA 93010

Common     Charles Salyer             2,250,000       7.68%
           555 Airport Way
           Suite A
           Camarillo, CA 93010

Common     William Lopshire           1,600,000       5.46%
           555 Airport Way
           Suite A
           Camarillo, CA 93010

Common     Michael Fisher               200,000         *
           555 Airport Way
           Suite A
           Camarillo, CA 93010

Common     Hugh Wain Swapp              826,922       2.82%
           555 Airport Way
           Suite A
           Camarillo, CA 93010

Common     All Officers and          11,378,372      38.82%
           Directors as a Group
           (Five [5] individuals)

* Less than 1%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On October 1, 2002 International Card Establishment, Inc. entered into a Merchant Sales Agreement with Cardservice Tri-Counties which is wholly owned by Jonathan Severn, our former Chairman of the Board, President and Chief Financial Officer. Pursuant to this Merchant Sales Agreement, we recognized approximately $240,000 and $95,000 in revenues for merchant processing services for the fiscal years ended December 31, 2003 and December 31, 2004, respectively.

Prior to our acquisition of GlobalTech Leasing, Inc. on December 29, 2003, we utilized GlobalTech Leasing, Inc. for micro ticket POS equipment financing. GlobalTech Leasing, Inc., during this period, was controlled by Jonathan Severn, our former Chairman of the Board, President and Chief Financial Officer and we recognized approximately $ $81,611 in revenues for POS equipment sales for the fiscal years ended December 31, 2003. Pursuant to a Plan and Agreement of Reorganization dated December 15, 2003 we acquired GlobalTech Leasing in exchange for 5,000,000 shares of our Common Stock. Mr. Severn received 2,505,000 of these shares as a shareholder of GlobalTech Leasing, Inc.

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

 4.1 Certificate of Designation and Rights of Series A Convertible Preferred Stock of ICRD dated as of September 16, 2004 (incorporated by reference to our Form 8-K filed on December 10, 2004).

 4.2 Amendment to the Certificate of Designation and Rights of Series A Convertible Preferred Stock of ICRD dated as of December 6, 2004 (incorporated by reference to our Form 8-K filed on December 10, 2004).

            OPINION REGARDING LEGALITY

 5.1        Sichenzia Ross Friedman Ference LLP Opinion and Consent
            (filed herewith).

            MATERIAL CONTRACTS

10.1 Subscription Agreement dated as of May 28, 2004 by and among ICRD and the investors identified on the signature pages thereto (incorporated by reference to our Form 8-K filed on June 10, 2004)


10.2 Registration Rights Agreement dated as of May 28, 2004 by and among ICRD and certain initial investors identified on the signature pages thereto. (incorporated by reference to our Form 8-K filed on June 10, 2004)

10.3 Form of Class A Common Stock Purchase Warrant dated as of May 28, 2004 (incorporated by reference to our Form 8-K filed on June 10,
            2004)

10.4 Form of Class B Common Stock Purchase Warrant dated as of May 28, 2004 (incorporated by reference to our Form 8-K filed on June 10,
            2004)

10.5 Form of Placement Agent Common Stock Purchase Warrant dated as of May 28, 2004 (incorporated by reference to our Form 8-K filed on June 10, 2004)

10.6 Form of Finder Common Stock Purchase Warrant dated as of May 28, 2004 (incorporated by reference to our Form 8-K filed on June 10,
            2004)

10.7 Escrow Agreement dated as of May 28, 2004 (incorporated by reference to our Form 8-K filed on June 10, 2004)

10.8        International Card Establishment, Inc. 2003 Stock Option
            Plan (incorporated by reference to the Registrant's Schedule 14C Definitive Information Statement filed with the Commission on October 1, 2003).

10.9 Subscription Agreement dated as of September 13, 2004 by and among ICRD and the investors identified on the signature pages thereto (incorporated by reference to our Form 8-K filed on September 16, 2004).

10.10 Registration Rights Agreement dated as of September 13, 2004 by and among ICRD and the investors identified on the signature pages thereto (incorporated by reference to our Form 8-K filed on September 16, 2004).

10.11 Form of Warrant dated as of September 13, 2004 issued to the investors identified therein (incorporated by reference to our Form 8-K filed on September 16, 2004).

10.12 Subscription Agreement dated as of December 6, 2004 by and among ICRD and the investors identified on the signature pages thereto (incorporated by reference to our Form 8-K filed on December 10, 2004).

10.13 Amendment to the Registration Rights Agreement dated as of December 6, 2004 by and among ICRD and the investors identified on the signature pages thereto (incorporated by reference to our Form 8-K filed on December 10, 2004).

10.14 Form of Warrant dated as of December 6, 2004 issued to the investors identified therein (incorporated by reference to our Form 8-K filed on December 10, 2004).

23.1        Consent of Independent Auditor

31.1        Certification by Chief Executive Officer pursuant to Sarbanes Oxley
            Section 302.

31.2        Certification by Chief Financial Officer pursuant to Sarbanes Oxley
            Section 302.

32.1        Certification by Chief Executive Officer pursuant to 18 U.S. C.
            Section 1350.

32.2        Certification by Chief Financial Officer pursuant to 18 U.S. C.
            Section 1350.

(b) Reports on Form 8-K


The Company filed six (6) reports on form 8-K during the year ended December 31, 2004. The following reports, with exhibits, on Form 8-K are incorporated herein by reference:

1. Form 8-K/A filed on February 4, 2004 relating to the acquisition of GlobalTech Leasing, Inc., pursuant to a Plan and Agreement of Reorganization dated December 15, 2003.

2. Form 8-K filed on June 10, 2004 relating to the Subscription Agreement the Company entered into pursuant to which it sold an aggregate of 4,415,076 shares of common stock at $0.63 per share for an aggregate purchase price of $2,781,500.

3. Form 8-K filed on September 14, 2004 relating to the acquisition of NEOS Merchant Solutions, Inc., pursuant to a Plan and Agreement of Reorganization effective as of September 8, 2004.

4. Form 8-K filed on September 17, 2004 relating to the Subscription Agreement the Company entered into pursuant to which it sold an aggregate of (i) 30,000 shares of its Series A Convertible Preferred Stock and (ii) Warrants to acquire not to exceed 1,877,346 shares of common stock.

5. Form 8-K/A filed on October 29, 2004 relating to the acquisition of NEOS Merchant Solutions, Inc., pursuant to a Plan and Agreement of Reorganization effective as of September 8, 2004.

6. Form 8-K filed on December 10, 2004 relating to the Subscription Agreement the Company entered into pursuant to which it sold an aggregate of (i) 32,000 shares of the Company's Series A Convertible Preferred Stock and (ii) 8,010,012 warrants to purchase shares of the Company's common stock.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $0 and $25,000, respectively, for the years ended December 31, 2004 and December 31, 2003.

AUDIT RELATED FEES

There were no audit related services and no fees billed for audited related services for the fiscal year ended December 31, 2004.

ALL OTHER FEES

There was no tax preparation fees billed for the fiscal year ended December 31, 2004.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




DATE: May 13, 2005       INTERNATIONAL CARD ESTABLISHMENT, INC.


                           BY: /s/ WILLIAM LOPSHIRE
                               ___________________________
                                   William Lopshire
                                   Chief Executive Officer


                           BY: /s/ HUGH WAIN SWAPP
                               ___________________________
                                   Hugh Wain Swapp
                                   Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURE                        TITLE                       DATE



/s/ CHARLES SALYER        Director                            May 13, 2005
_____________________
    Charles Salyer


/s/ MICHAEL FISHER        Director                            May 13, 2005
_____________________
    Michael Fisher