Form 10QSB
period 2005-03-31
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2005-05-25
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

                                       OR


 / / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
              OF 1934 FOR THE TRANSITION FROM _______ TO ________.


                        COMMISSION FILE NUMBER 000-33129


                     INTERNATIONAL CARD ESTABLISHMENT, INC.
        _________________________________________________________________
        (Exact Name of Small Business Issuer as Specified in its Charter)


           Delaware                                               95-4581903
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


 55 Airport Space Way, Suite A
       Camarillo, CA                                                    93010
________________________________________                              __________
(Address of principal executive offices)                              (Zip code)


                    Issuer's telephone number: (800) 400-0206


                300 Esplanade Drive, Suite 1950, Oxnard, CA 93030
              ____________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)


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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At May 23, 2005, there were outstanding 29,307,392 shares of the Registrant's Common Stock, $.0005 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2005



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             March 31,        December 31,
                                                                                  2005                2004
                                                                            ___________       ____________

                                     ASSETS

CURRENT ASSETS
     Cash                                                                   $ 2,547,835       $ 2,115,491
     Accounts receivable, trade, net of allowance                               507,138           502,685
     Inventory                                                                  124,881           163,172
     Other receivables                                                          410,770           448,947
        Prepaid assets                                                            5,103            23,407
                                                                            ___________       ___________
            Total current assets                                              3,595,727         3,253,702
                                                                            ___________       ___________

OFFICER RECEIVABLE                                                                                  3,372
FIXED ASSETS, Net                                                               203,731           145,652
INTANGIBLE ASSETS, Net                                                        6,862,902         7,160,194
GOODWILL                                                                      2,773,192         2,773,192
DEPOSITS                                                                        143,665            31,344
DEFERRED INCOME TAXES                                                         2,053,438         1,709,962
                                                                            ___________       ___________

                   Total assets                                             $15,632,655       $15,077,418
                                                                            ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable                                                       $   389,988       $   471,509
     Accrued expenses                                                           533,522           825,821
     Current portion of notes payable                                            12,008            13,844
     Current portion of notes payable, related parties                          554,877           324,285
     Due from Officer                                                           101,510                 -
                                                                            ___________       ___________

            Total current liabilities                                       $ 1,591,905       $ 1,635,459

LONG-TERM DEBT, RELATED PARTY                                               $ 1,297,225       $ 1,797,225
                                                                            ___________       ___________

                   Total liabilities                                        $ 2,889,130       $ 3,432,684

STOCKHOLDERS' EQUITY
     Preferred stock:  $.0005 par value; authorized 5,000,000 shares;
        issued and outstanding:  62,000 and no shares at
        March 31, 2005 and December 31, 2004, respectively                  $        31       $        31
     Common stock: $.0005 par value; authorized 100,000,000 shares;
        issued and outstanding: 28,408,150 and 12,630,250 shares
        at March 31, 2005 and December 31, 2004, respectively               $    14,669       $    14,204
     Preferred stock subscription receivable                                          -        (1,780,920)
     Additional paid-in capital                                              15,940,039        15,995,963
     Accumulated deficit                                                     (3,211,214)       (2,584,544)
                                                                            ___________       ___________
            Total stockholders' equity                                      $12,743,525       $11,644,734
                                                                            ___________       ___________

                   Total liabilities and
                   stockholders' equity                                     $15,632,655       $15,077,418
                                                                            ===========       ===========

          See Accompanying Notes to Consolidated Financial Statements.
                        See Accountant's Review Report.




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Three Months Ended March 31,
                                                                                   2005             2004
                                                                            ___________       ___________

Sales of leases                                                             $ 3,722,363       $ 2,592,804
Merchant services revenues                                                      814,332           867,139
Less:  sales returns and allowances                                             (27,699)          (71,415)
                                                                            ___________       ___________
   Net revenue                                                              $ 4,508,996       $ 3,388,528


Cost of revenue
   Cost of leases                                                           $ 3,091,221       $ 2,325,057
   Commissions                                                                  332,817           163,350
   Cost of sales                                                                325,277           211,422
   Other                                                                                           26,643
                                                                            ___________       ___________
           Cost of revenue                                                    3,749,315         2,726,472

           Gross profit                                                     $   759,681       $   662,056
                                                                            ___________       ___________


Operating, general, and administrative expenses
   General, administrative and selling expenses                             $ 1,373,742       $ 1,090,625
   Depreciation and amortization                                                308,585               971
                                                                            ___________       ___________
           Total operating, general, and
           administrative expenses                                          $ 1,682,327       $ 1,091,596
                                                                            ___________       ___________


           Net operating loss                                               $  (922,646)      $  (429,540)

Non-operating income (expense)
   Interest income                                                                5,565                 -
   Interest expense                                                              (4,219)             (183)
                                                                            ___________       ___________

           Total nonoperating income (loss)                                 $     1,346       $      (183)
                                                                            ___________       ___________

   Net loss before income tax benefit                                       $  (921,300)      $  (429,723)

   Income tax benefit                                                          (343,476)          (85,000)
                                                                            ___________       ___________

   Net loss after income taxes                                              $  (577,824)      $  (344,723)

   Dividends Accrued                                                             48,846                 -
                                                                            ___________       ___________

   Net loss allocable to common shareholders                                $  (626,670)      $  (344,723)
                                                                            ===========       ===========

   Net loss per share, basic
   and diluted                                                              $     (0.02)      $     (0.02)
                                                                            ===========       ===========

   Net loss allocable to common shareholders
   per share, basic and diluted                                             $     (0.02)      $     (0.02)
                                                                            ===========       ===========

   Average number of shares
   of common stock outstanding                                               29,079,273        18,485,294
                                                                            ===========       ===========


          See Accompanying Notes to Consolidated Financial Statements.
                        See Accountant's Review Report.




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                Common or
                           Preferred Stock      Common Stock      Additional    Preferred      Common
                         _________________  ___________________    Paid-In        Stock       Stock for   Accumulated
                           Shares   Amount    Shares    Amount     Capital     Subscribed    Acquisition    Deficit        Total
                         _________________  __________  _______   __________   ___________   ___________  ___________   ___________

Balance, December 31,
   2003                         -    $  -   12,630,250  $ 6,315   $         -  $  263,100    $ 4,520,000  $  (484,315)  $ 4,305,100
                         ========    ====   ==========  =======   ===========  ===========   ===========  ===========   ===========

Issued common stock
   subscribed from 2003                        375,857      188       262,912     (263,100)                                       -
Issued stock in acquisi-
    tion of GlobalTech
    Leasing, Inc.                            5,000,000    2,500     4,517,500                 (4,520,000)                         -
Issued stock through
    private placement                          885,141      442       604,144                                               604,586
Issued stock for services
   and payment of debt                         120,000       60       131,440                                               131,500
Issued stock through
    private placement                        4,415,076    2,208     2,488,630                                             2,490,838
Issuance of stock in
    acquisition of NEOS
    Merchant Solutions                       4,981,826    2,491     2,777,368                                             2,779,859
Issuance of preferred
    shares                 30,000      15                           2,537,985                                             2,538,000
Issuance of preferred
    shares                 32,000      16                           2,675,984                                             2,676,000
Preferred stock sub-
    scription receivable                                                        (1,780,920)                              (1,780,920)
Preferred stock dividend                                                                                      (48,007)      (48,007)
Net loss, December 31,
    2004                                                                                                   (2,052,222)   (2,052,222)
                         ________    ____   __________  _______   ___________  ___________   ___________  ___________   ___________
Balance, December 31,
    2004                   62,000    $ 31   28,408,150  $14,204   $15,995,963  $(1,780,920)  $         -  $(2,584,544)  $11,644,734
                         ========    ====   ==========  =======   ===========  ===========   ===========  ===========   ===========


Preferred stock
    subscription
    receivable                                                                   1,780,920                                1,780,920
Shares issued to reset
    funding                                    929,242      465          (465)                                                    -
Professional fees                                                     (55,459)                                              (55,459)

Preferred stock dividend                                                                                      (48,846)      (48,846)
Net loss, March 31, 2005                                                                                     (577,824)     (577,824)
                         ________    ____   __________  _______   ___________  ___________   ___________  ___________   ___________

Balance, March 31, 2005    62,000    $ 31   29,337,392  $14,669   $15,940,039  $         -  $         -  $(3,211,214)  $12,743,525
                         ========    ====   ==========  =======   ===========  ===========   ===========  ===========   ===========


          See Accompanying Notes to Consolidated Financial Statements. See Accountant's Review Report.




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                         Three Months Ended March 31,
                                                                2005             2004
                                                         ___________        _________

Cash Flows From
Operating Activities
    Net loss                                             $  (577,825)       $(344,723)

    Adjustments to reconcile net loss to cash
         used in operating activities:
    Depreciation and amortization                            308,586              971
    Income tax benefit                                      (343,476)         (85,000)
    Allowance for doubtful accounts                              599           37,830

Changes in assets and liabilities
    (Increase) in accounts receivable                         (5,051)        (122,695)
    (Increase) in inventory                                   38,291           (3,098)
    (Increase) in other receivables                           38,177        (1,84,928)
    (Increase) decrease in prepaid expenses                   18,304          (10,464)
    (Increase) in deposits                                  (112,321)               -
    Increase (decrease) in bank overdraft                                      (9,944)
    Increase (decrease) in accounts payable                  (81,521)          35,491
    Increase in accrued expenses                            (290,558)          86,100
                                                         ___________        _________

         Net cash (used in) operating activities         $(1,006,794)       $(594,264)
                                                         ___________        _________

Cash Flows From Investing Activities
         Purchase of equipment                           $   (69,373)       $ (22,190)
                                                         ___________        _________

         Net cash (used in) investing activities         $   (69,373)       $ (22,190)
                                                         ___________        _________

Cash Flows From Financing Activities
    Related party receivables, net                       $   104,882        $  39,967
    Payment on notes payable                                  (1,837)               -
    Payments on related party notes payable                 (269,408)               -
    Dividends paid                                           (50,587)               -
    Proceeds from preferred stock                          1,725,461          573,086
                                                         ___________        _________

         Net cash provided by financing activities       $ 1,508,511        $ 613,053
                                                         ___________        _________

         Net increase in cash                            $   432,344        $  (3,401)


Cash, beginning of period                                $ 2,115,491        $  12,408
                                                         ___________        _________

Cash, end of period                                      $ 2,547,835        $   9,007
                                                         ===========        =========


          See Accompanying Notes to Consolidated Financial Statements.
                        See Accountant's Review Report.


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

CASH
For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2005 and 2004, respectively.

CONCENTRATIONS OF CREDIT RISK ARISING FROM DEPOSITS IN EXCESS OF INSURED LIMITS The Company maintains cash balances at several financial institutions in California. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At March 31, 2005 the Company had one account in excess of the $100,000 insured amount.

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

ADVERTISING
Advertising costs are charged to operations as incurred. Advertising costs years ended March 31, 2005 and 2004 were $53,165 and $34,023, respectively.

RECLASSIFICATION
Certain reclassifications, which have no effect on net income, have been made in the prior period financial statements to conform to the current presentation.

NEW ACCOUNTING PRONOUNCEMENTS
In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). Under that interpretation, certain entities known as "Variable Interest Entities" ("VIE") must be consolidated by the "primary beneficiary" of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIE's in which a significant (but not majority) variable interest is held, certain disclosures are required. FIN 46 requires disclosure of Variable Interest Entities in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Company will hold a significant variable interest in, or have significant involvement with, an existing VIE. Any VIE's created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46. The measurement principles of this interpretation will be effective for the Company's 2003 financial statements. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

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

In November 2003, the EITF reached a consensus on Issue 03-10, "Application of EITF 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers", addressing how a reseller is to account for the redemption of a manufacturer's coupon by a consumer at the reseller's location ("EITF 03-10"). EITF 03-10 eliminates the option that permitted resellers to report the value of the consideration received as a reduction in costs of goods sold, but rather mandates that it be recorded as revenue. EITF 03-10 is applicable to new arrangements, including modifications to existing arrangements, entered into in fiscal periods beginning after November 25, 2003. The provisions of this consensus do not have a significant effect on our financial position or operating results.

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

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  ACCOUNTS RECEIVABLE

Accounts receivable and allowance for doubtful accounts consist of the following:

                                                       Period ended
                                                March 31,     December 31,
                                                     2005             2004
                                            _____________    _____________

Accounts Receivable                         $     526,542    $     521,490

Less: allowance for doubtful accounts             (19,404)         (18,805)
                                            _____________    _____________
                                            $     507,138    $     502,685
                                            =============    =============

NOTE 3.  FIXED ASSETS

Fixed assets and accumulated depreciation consists of the following:

                                                       Period ended
                                                March 31,     December 31,
                                                     2005             2004
                                            _____________    _____________

Furniture and fixtures                      $      67,023    $      15,650
Equipment and machinery                           166,012          148,012
                                            _____________    _____________
         Subtotal                                 233,035          163,662
Accumulated Depreciation                          (29,304)         (18,010)
                                            _____________    _____________
                                            $     203,731    $     145,652
                                            =============    =============

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

As described in Note 1, goodwill and intangible assets were purchased with the acquisitions of GlobalTech Leasing, Inc. and NEOS Merchant Solutions Inc. The purchase price allocation at fair market values included values assigned to intangible assets and a portion allocated to goodwill. The Company has determined that the intangibles purchased have an indefinite useful life except as noted below. The provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", require the completion of an annual impairment test with any impairment recognized in current earnings. The Company has determined that no impairment to the assigned values had occurred at December 31, 2004 and 2003. The Company did determine that a portion of the intangibles purchased in 2003 were not going to be realizable and as such have written them off. Also, upon further analysis management determined that intangibles purchased in 2003 did have a finite life. These items have been accounted for as a change in estimate in 2004. The Intangibles acquired in the NEOS acquisition were amortized for 3 months in 2004. The Company's intangible assets and accumulated amortization consisted of the following:

                                              March 31, 2004                    December 31, 2004
                                      ______________________________     _____________________________
                                                         Accumulated                       Accumulated
                                            Gross       Amortization         Gross        Amortization
                                      _____________     ____________     ____________     ____________

Customer List (15 years)              $     900,000     $    (75,000)    $    900,000     $    (60,000)
Merchant portfolio (15 years)             2,787,485          (92,916)       2,787,485          (46,458)
Software and technology (3 years)         2,830,000         (471,667)       2,830,000         (235,833)
Tradename                                   935,000                -          935,000                -
Internet domain                              50,000                -           50,000                -
                                      _____________     ____________     ____________     ____________
                                      $   7,502,485     $   (639,583)    $  7,502,485     $   (342,291)
                                      =============     ============     ============     ============

Goodwill                              $   2,773,192     $          -     $  2,773,192     $          -
                                      =============     ============    =============     ============


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                   Period ended
                                            March 31,     December 31,
                                                 2005             2004
                                        _____________    _____________

Wages payable                           $      56,514    $     377,573
Lease funding payable                         244,928          270,163
Accrued expenses, other                       127,277           99,010
Preferred stock dividends payable              48,846           20,709
Taxes payable                                  55,957           58,366
                                        _____________    _____________
                                        $     533,522    $     825,821
                                        =============    =============


NOTE 6.  NOTES PAYABLES

Notes payable consist of the following:


                                                                   Period ended
                                                           March 31,     December 31,
                                                                 2005             2004
                                                        _____________    _____________

Notes payable, to acquire computer equipment            $      12,008    $      13,844
                                                        =============    =============


Note payable, at 8% interest, in acquisition of
         Neos Merchant Solutions, Inc., due
         on January 1,2006                              $     500,000    $           -
Notes payable, at 1.23% interest, to related
    parties in NEOS acquisition, payable in $25,000
   installments                                                54,877          174,285
Note payable, at 8% interest, to related party,
   due on December 31, 2004                                         -          150,000
                                                        _____________    _____________

Current notes payable, related parties                  $     554,877    $     324,285
                                                        =============    =============


Note payable, at 8% interest, in acquisition of
    NEOS Merchant Solutions, Inc., due on
    January 1, 2006                                     $           -    $     500,000
Note payable, at 8% interest, in acquisition of
    NEOS Merchant Solutions, Inc., due on
    June 30, 2006                                           1,297,225        1,297,225
                                                        _____________    _____________

Long-term notes payable, related parties                $   1,297,225    $   1,797,225
                                                        =============    =============


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  NOTES PAYABLES (CONTINUED)


A note payable associated with the NEOS acquisition has a stated interest rate of 1.23% which is below that of other debt entered into by the Company. The Company considered the dollar amount to be immaterial to record a premium as required by Accounting Principles Board Opinion No. 21, "Interest on Receivables and Payables" and has recorded the interest expense as incurred.

The Company is required to make the following principal payments on its total debt, including the accreted value at maturity of the Notes:


Year Ended December 31,                                  Principal Payments
                                                         __________________
2005                                                         $   54,877
2006                                                          1,797,225
2007                                                                  -
2008                                                                  -
Thereafter                                                            -
                                                             __________
Total                                                        $1,864,109
                                                             ==========

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

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  STOCKHOLDERS' EQUITY (CONTINUED)

PREFERRED STOCK (CONTINUED)
o Liquidation Preferences: Series A Preferred Stock is entitled to be paid first out of the assets of the Corporation available for distribution to shareholders, whether such assets are capital, surplus or earnings, an amount equal to the Series A Purchase Price per share of Series A Preferred Stock held (as adjusted for any stock splits, stock dividends or recapitalizations of the Series A Preferred Stock) and any declared but unpaid dividends on such share, before any payment is made to the holders of the Common Stock, or any other stock of the Corporation ranking junior to the Series A Preferred Stock with regard to any distribution of assets upon liquidation, dissolution or winding up of the Corporation.

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

As disclosed above in Note 5, the Company accrued for Preferred Stock Dividends $48,846 and $20,709 as of March 31, 2005 and December 31, 2004, respectively. Total dividends accrued and paid totaled $50,587 and $48,007 as of March 31, 2005 December 31, 2004.

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
                                                        =============

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  INCOME TAXES

The provision for income taxes is composed of the following:



                                                              Period ended
                                                   March 31,              December 31,
                                                      2005                    2004
                                              _________________         _______________

Deferred tax assets
    Federal income tax (35%)                  $      (1,763,863)        $   (1,468,824)
    State income tax (5.74%)                           (289,575)              (241,138)
                                              _________________         ______________
Total deferred tax asset                      $      (2,053,438)        $   (1,709,962)
                                              =================         ==============




The major tax affected components of the Company's net deferred tax (asset) liability are as follows:



                                                              Period ended
                                                   March 31,            December 31,
                                                     2005                      2004
                                              _________________         ______________
Deferred tax assets
  Net operating loss, federal effective       $      (1,770,731)        $   (1,254,723)
  Net operating loss, state                            (291,032)              (205,990)
  Nondeductible accruals and other                       36,027                 25,702
  Change in valuation allowance                         (27,702)              (274,951)
                                              _________________         ______________
                                              $      (2,053,438)        $   (1,709,962)
                                              =================         ==============


For U.S. federal income tax return purposes, the Company has a net operating loss carry forward of $4,134,000, which will expire between 2022 and 2024. For state tax purposes, the Company has a California net operating loss carry forward of $4,134,000, which equates to a $241,138 deferred tax asset, after federal tax effect. The California net operating losses will begin to expire between 2022 and 2024 if not utilized. NOTE 8.

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

Minimum future lease obligations for the five years immediately following the balance sheet date are as follows:

2005                                      $    100,246
2006                                            97,934
2007                                            95,416
2008                                            15,578
                                          ____________

Total future minimum lease commitments    $    309,174
                                          ============

The Company is engaged in a non-cancelable operating lease for a sales office. Under the term of the lease agreement, the Company is obligated to make minimum monthly payments of $2,579 with an expiration date through August 2009.

The Company is committed to make monthly office lease payments of $3,437 per month through January 2008. The Company also leases office equipment on a monthly basis at nominal amounts.

Minimum future lease obligations for the five years immediately following the balance sheet date are as follows:

2005                                      $     54,141
2006                                            74,303
2007                                            78,519
2008                                            40,483
2009                                            24,558
                                          ____________

Total future minimum lease commitments    $    272,004
                                          ============

Total lease costs for the period ended March 31, 2005 and 2004 were $103,026 and $70,842, respectively.

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

ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company recorded intangible assets in the amount of $8,102,485 and goodwill in the amount of $2,685,213 in the acquisition of GlobalTech Leasing, Inc and Neos Merchant Solutions, Inc.. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairment at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairments recognized in current earnings. The acquisition of GlobalTech Leasing, Inc. and Neos Merchant Solutions, Inc. closed on December 29, 2003 and September 8, 2004 respectively, and it was determined that no impairment to the assigned values had occurred.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 to provide clarification on the financial accounting and reporting for derivative instruments and hedging activities and requires similar accounting treatment for contracts with comparable characteristics. We do not believe the adoption of SFAS 149, effective primarily for contracts entered into or modified after March 31, 2004 and for hedging relationships designated after March 31, 2004, will have a material effect on our financial statements.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 ("2005") COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004 ("2004")

For the three-month period ended March 31, 2005, the Company generated net revenues of $4,508,996 as compared to net revenues of $3,388,528 for the same three-month period ended March 31, 2004. The company's cost of revenues aggregated $3,749,316 as compared to $2,726,472 for the three-month period ended March 31, 2004 and yielded a gross profit of $759,681as compared to $662,056 for the three-month period ended March 31, 2004. The Company's operating, general and administrative costs aggregated approximately $1,682,327 for the three-months ended March 31, 2005 as compared to $1,091,596 for the same period in 2004, resulting in a net operating loss of $(922,646) for the three-month period ended March 31, 2005 as compared to a net operating loss of $(429,540) for the three-month period ended March 31, 2004.

The Company's cash position increased to $2,547,835 at March 31, 2005 from a balance of $9,007 as of March 31, 2004. The Company received $1,780,920 in proceeds from the 2004 sale of its preferred stock during the three-month period ended March 31, 2005 compared to none during the three-month period ended March 31, 2004. The Company did not sell any common shares during the three-month period ended March 31, 2005 compared to receiving $441,586 in proceeds during the three-month period ended March 31, 2004. Management believes that it will be able to fund the company through its present cash position and the continuation of revenue producing activities by its subsidiaries ICE, GTL, and NEOS. We will need to seek further capital through the sale of our capital stock and/or the issuance of debt in order to continue to grow the Company.

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

We have financed our development during the current three-month period primarily through the receipt of proceeds from preferred stock and short-term debt. As of March 31, 2005, we had total current liabilities of $2,919,008 compared to $1,076,339 as of March 31, 2004, which included $1,864,109 in outstanding notes payable.

We had $2,547,835 cash on hand as of March 31, 2005 compared to $9,007 cash on hand as of March 31, 2004. We had a bank overdraft as of March 31, 2004 of $122,652. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and planned expansion. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

ITEM 3. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                     PART II

                                OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

ITEM 6 - EXHIBITS.

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



                             INTERNATIONAL CARD ESTABLISHMENT, INC.





DATED: May 23, 2005          By: /s/ WILLIAM LOPSHIRE
                             ____________________________________________
                                     William Lopshire
                                     Chief Executive Officer
                                     (Principal Executive Officer)



DATED: May 23, 2005          By: /s/ HUGH WAIN SWAP
                             ____________________________________________
                                     Hugh Wain Swap
                                     Chief Financial Officer
                                     (Principal Accounting Officer)