Form 10QSB
period 2005-06-30
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2005-08-15
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At August 11, 2005, there were outstanding 29,337,392 shares of the Registrant's Common Stock, $.0005 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                TABLE OF CONTENTS


                                                                            Page
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements                                                 3
Item 2.  Management's Discussion and Analysis or Plan of Operation            4
Item 3.  Controls and Procedures                                              7

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                                    8
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          8
Item 3.  Defaults Upon Senior Securities                                      8
Item 4.  Submission of Matters to a Vote of Security Holders                  8
Item 5.  Other Information                                                    8
Item 6.  Exhibits                                                             8

SIGNATURES                                                                    9

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS                                                PAGE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet - June 30, 2005 and December 31, 2004  F-1

Condensed Consolidated Statements of Operations - Three Months Ended
         June 30, 2005 and 2004; Six Months Ended June 30, 2005 and 2004    F-2

Condensed Consolidated Statements of Cash Flows - Six Months Ended
         June 30, 2005 and 2004                                             F-3

Notes to Condensed Consolidated Statements of Cash Flows                  F-4-6



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   June 30,      December 31,
                                                                                       2005              2004
                                                                                ___________       ___________
                                     ASSETS

CURRENT ASSETS
     Cash                                                                       $ 1,655,904       $ 2,115,491
     Accounts receivable, trade, net of allowance   of $5,994 and $18,805
       at June 30, 2005 and December 31, 2004, respectively                         407,691           502,685
     Inventory                                                                       75,998           163,172
     Other receivables                                                              435,820           448,947
        Prepaid assets                                                               14,843            23,407
                                                                                ___________       ___________
            Total current assets                                                  2,590,256         3,253,702
                                                                                ___________       ___________

OFFICER RECEIVABLE                                                                        -             3,372
FIXED ASSETS, net of accumulated depreciation of $44,786 and $18,010
  at June 30, 2005 and December 31, 2004, respectively                              197,524           145,652
INTANGIBLE ASSETS, net of accumulated amortization of $936,874
    and $342,291                                                                  6,608,611         7,160,194
GOODWILL                                                                          2,773,192         2,773,192
DEPOSITS                                                                            145,665          31,344
DEFERRED INCOME TAXES                                                             2,726,414         1,709,962
                                                                                ___________       ___________

                   Total assets                                                 $15,041,662       $15,077,418
                                                                                ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable                                                           $   258,246       $   471,509
     Accrued expenses                                                               523,765           825,821
     Current portion of notes payable                                                10,243            13,844
     Current portion of notes payable, related parties                            1,574,650           324,285
     Due to Officer                                                                  76,333                 -
                                                                                ___________       ___________

            Total current liabilities                                           $ 2,443,237       $ 1,635,459

LONG-TERM DEBT, RELATED PARTY                                                   $         -       $ 1,797,225
                                                                                ___________       ___________

                   Total liabilities                                            $ 2,443,237       $ 3,432,684
                                                                                ___________       ___________

STOCKHOLDERS' EQUITY
     Preferred stock:  $.0005 par value; authorized 5,000,000 shares;
        issued and outstanding:  62,000 at June 30, 2005
        and December 31, 2004                                                   $        31       $        31
     Common stock: $.0005 par value; authorized 100,000,000 shares;
        issued and outstanding: 29,337,392 and 28,408,150 shares
        at June 30, 2005 and December 31, 2004                                  $    14,669       $    14,204
     Preferred stock subscription receivable                                              -        (1,780,920)
     Additional paid-in capital                                                  15,940,039        15,995,963
     Accumulated deficit                                                         (3,356,314)       (2,584,544)
                                                                                ___________       ___________
            Total stockholders' equity                                          $12,598,425       $11,644,734
                                                                                ___________       ___________
                   Total liabilities and
                   stockholders' equity                                         $15,041,662       $15,077,418
                                                                                ===========       ===========





             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      Three Months Ended June 30,            Six Months Ended June 30,
                                                     ______________________________        ______________________________
                                                        2005               2004               2005               2004
                                                     ___________        ___________        ___________        ___________

Sales of leases                                      $ 3,143,566        $ 2,997,379        $ 6,865,929        $ 5,590,183
Merchant services revenues                               810,741            606,523          1,625,073          1,473,662
Less:  sales returns and allowances                       (7,806)           (71,515)           (35,505)          (142,930)
                                                     ___________        ___________        ___________        ___________
    Net revenue                                      $ 3,946,501        $ 3,532,387        $ 8,455,497        $ 6,920,915

Cost of revenue
    Cost of leases                                   $ 2,615,392        $ 2,821,072        $ 5,706,613        $ 5,146,128
    Commissions                                          308,142            106,938            640,959            270,288
    Cost of sales                                        346,308            185,873            671,585            397,295
    Other                                                      -             28,546                  -             55,190
                                                     ___________        ___________        ___________        ___________
Cost of revenue                                        3,269,842          3,142,429          7,019,157          5,868,901
Gross profit                                         $   676,660        $   389,958        $ 1,436,340        $ 1,052,014
                                                     ___________        ___________        ___________        ___________
Operating, general, and administrative
expenses
General, administrative and selling expenses         $ 1,019,339        $ 1,554,434        $ 2,393,081        $ 2,645,059
Depreciation and amortization                            313,213              2,143            621,798              3,114
                                                     ___________        ___________        ___________        ___________
    Total operating, general, and                    $ 1,332,552        $ 1,556,577        $ 3,014,879        $ 2,648,173
administrative expenses

Net Operating Loss                                   $  (655,893)       $(1,166,619)       $(1,578,539)       $(1,596,159)

Non-operating income (expense)
Interest income                                            5,818                822             11,383                822
Interest expense                                         (37,651)            (3,231)           (41,870)            (3,414)
                                                     ___________        ___________        ___________        ___________
Net loss before income taxes                         $  (687,725)       $(1,169,028)       $(1,609,026)       $(1,598,751)

Provision for income taxes                              (672,976)          (554,000)        (1,016,452)          (639,000)

Net loss after income taxes                              (14,750)          (615,028)          (592,574)          (959,751)
                                                     ___________        ___________        ___________        ___________

Preferred stock dividends                                130,351                  -            179,197                  -
                                                     ___________        ___________        ___________        ___________

Net loss allocable to common shareholders            $  (145,101)       $  (615,028)       $  (771,771)       $  (959,751)
                                                     ===========        ===========        ===========        ===========

Net loss per share, basic and diluted                $      (.00)       $      (.03)       $      (.03)       $      (.05)
                                                     ===========        ===========        ===========        ===========

Average number of shares of common stock              29,307,395         20,567,605         28,774,224         19,529,486
outstanding

Preferred dividends per share                        $      2.10        $         -        $      2.89        $         -
                                                     ===========        ===========        ===========        ===========




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                Six Months Ended June 30,
                                                              ______________________________
                                                                 2005               2004
                                                              ___________        ___________

Cash Flows From
Operating Activities

    Net loss                                                  $  (592,574)       $  (959,751)

    Adjustments to reconcile net loss to cash
         used in operating activities:
    Depreciation and amortization                                 621,798              3,114
    Income tax benefit                                         (1,016,452)          (639,000)
    Allowance for doubtful accounts                               (12,812)            16,423
    Accumulated depreciation of sold asset                           (438)                 -

Changes in assets and liabilities
    (Increase) decrease in accounts receivable                    107,805            (51,811)
    (Increase) decrease in inventory                               87,174             (1,816)
    (Increase) decrease in other receivables                       13,127           (514,962)
    (Increase) decrease in prepaid expenses                         8,564            (15,672)
    (Increase) in deposits                                       (114,321)                 -
    (Decrease) in bank overdraft                                        -           (132,596)
    (Decrease) in accounts payable                               (213,261)           (71,820)
    Increase (decrease) in accrued expenses                      (335,179)           257,835
                                                              ___________        ___________

         Net cash (used in) operating activities              $(1,446,569)       $(2,110,056)

                                                              ___________        ___________
Cash Flows From Investing Activities:
    Purchase of merchant portfolios                           $   (43,000)                 -
    Purchase of equipment                                         (78,648)           (27,390)
                                                              ___________        ___________

         Net cash (used in) investing activities              $  (121,648)       $   (27,390)
                                                              ___________        ___________

Cash Flows From Financing Activities:
    Increase in related party payable, net                    $    79,705        $   (25,033)
    Payments on notes payable                                      (3,602)                 -
    Payments on related party notes payable                      (546,860)                 -
    Preferred dividends paid                                     (146,074)                 -
    Proceeds from preferred stock                               1,725,461                  -
    Proceeds from common stock                                          -          3,517,586
                                                              ___________        ___________

         Net cash provided by financing activities            $ 1,108,630        $ 3,492,553
                                                              ___________        ___________

         Net increase (decrease) in cash                      $  (459,587)       $ 1,355,107

Cash, beginning of period                                     $ 2,115,491        $    12,408
                                                              ___________        ___________

Cash, end of period                                           $ 1,655,904        $ 1,367,515
                                                              ===========        ===========

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest                                        $    32,283        $         -

Cash paid for income taxes                                    $         -        $         -

Supplemental Disclosure of Cash Flow Information:

Preferred stock dividend                                      $    33,123        $         -


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements of International Card Establishment, Inc. (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. Significant accounting policies disclosed therein have not changed except as noted below.

The accompanying Consolidated Financial Statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated balance sheets of the Company at June 30, 2005 and December 31, 2004, the consolidated results of its operations and cash flows for the three and six months ended June 30, 2005 and 2004. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

NATURE OF BUSINESS
International Card Establishment, Inc. ("Company") was organized July 26, 2002 under the laws of the State of Nevada. Operations of the Company began in October 2002.

The Company agreed to a reorganization with iNetEvents ("INET"), a Delaware corporation. The Company exchanged all of its issued and outstanding stock for 14,000,000 shares of stock of INET. The Company closed the transaction with INET on July 18, 2003. The transaction is accounted for as a reverse acquisition with International Card Establishment, Inc. the surviving registrant. As a result, International Card Establishment's former stockholders exercised control over INET. The transaction is a capital transaction where INET is treated as a non-business entity. Therefore, the accounting for the merger is identical to that resulting from a reverse merger, except no goodwill or other intangible assets are recorded. For accounting purposes, International Card Establishment has been treated as the accounting acquirer and, accordingly, is presented as the continuing entity. The historical financial statements are those of International Card Establishment. INetEvents, Inc. changed its name to International Card Establishment, which is the legal entity going forward and is referred to hereafter as the "Company."

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

Upon the completion of the above transactions, International Card Establishment, Inc. a Nevada Corporation, INET, NEOS and GTL are wholly owned subsidiaries of the Company. Accordingly, the accompanying financial statements include the results of International Card Establishment for all periods presented and the results of INET, NEOS and GTL from the date of the acquisitions. There have no additional mergers or acquisitions in 2005.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

INTANGIBLES
The Company has entered into agreements with Independent Sales Organizations (ISO's) to purchase Merchant Portfolios. The cost to acquire the legal rights to the Merchant Portfolios is capitalized as an intangible asset and amortized over the estimated useful life of the Merchant Portfolio. The estimated useful life is defined as the actual census of the Merchant Portfolio as of the Company's year-end. Costs capitalized for these types of Merchant Portfolios as of June 30, 2005 were $12,750.

NEW ACCOUNTING PRONOUNCEMENTS
In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005. The adoption of SFAS No. 123 (revised 2004) should not have a significant impact on the Company's financial position or results of operations until such time the Company has share-based payments.

On April 14, 2005, the Securities and Exchange Commission issued an announcement amending the compliance dates for the FASB's SFAS 123R that addresses accounting for equity based compensation arrangements. Under SFAS 123R registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission's new rule will allow companies to implement SFAS 123R at the beginning of the next fiscal year after June 15, 2005. The Company anticipates adopting SFAS 123R in the first quarter 2006.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2.  STOCKHOLDER'S EQUITY

The authorized common stock of the Company consists of 100,000,000 shares of common shares with par value of $0.0005 and 5,000,000 shares of serial preferred stock with a par value of $0.0005.

As disclosed in the Company's Annual Report on Form 10-KSB, the Company issued common stock and warrants in the first quarter of 2005 as follows. No additional issuances of common stock, preferred stock or warrants were issued in the second quarter of 2005.


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



The Company has declared Preferred Stock Dividends in 2005 of $179,197, of which $146,074 have been paid in cash.

NOTE 3.  INCOME TAXES

The Company incurred operating losses for the quarter ended June 30, 2005 that resulted in a tax benefit of $672,976 and accompanying increase in its deferred tax asset by the same amount. The company has no other material time difference during the quarter ended June 30, 2005.

The Company incurred operating losses for the six-months ended June 30, 2005 that resulted in a tax benefit of $1,016,452 and accompanying increase in its deferred tax asset by the same amount. The company has no other material time difference during the six-months ended June 30, 2005.

As of December 31, 2004, for U.S. federal income tax return purposes, the Company has a net operating loss carry forward of $4,134,000, which will expire between 2022 and 2024. For state tax purposes, the Company has a California net operating loss carry forward of $4,134,000, which equates to an $241,138 deferred tax asset, after federal tax effect. The California net operating losses will begin to expire between 2022 and 2024 if not utilized.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

The Company has no additional Commitments and Contingencies other than those previously disclosed in the Company's Annual Report on Form 10-KSB.

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

This interim report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

EXECUTIVE SUMMARY

Our strategy is to grow profitably by increasing our penetration of the expanding small merchant marketplace for payment, Gift & Loyalty and "microticket" leasing services. We find these merchants through our ISO and agent channels of distribution and intend to make additional acquisitions on an opportunistic basis in this fragmented segment of the industry.

OVERVIEW

We are a rapidly growing provider of credit and debit card-based payment processing services, Gift & Loyalty products and micro ticket leasing services to small merchants. As of June 30, 2005, we provided our services to numerous ISOs and thousands of merchants located across the United States. Our payment processing services enable our merchants to process traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone. Our microticket leasing services allow small merchants to finance the cost of POS equipment capable of reading a cardholder's account information from the card's magnetic stripe or computer chip and sending that information electronically for authorization and processing.

For additional detailed discussion regarding the Company's business and business trends affecting the Company and certain risks inherent in the Company's business, see "Item 6: Management's Discussion and Analysis or Plan of Operations" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

On April 18, 2005, the Company entered into an agreement to purchase a portfolio of residuals for approximately $30,000.

On April 28, 2005, the Company entered into an agreement with an ISO to purchase a Merchant Portfolio. Cost capitalized in association with this purchase was for approximately $13,000 as of June 30, 2005.

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

INTANGIBLES

The Company has entered into agreements with Independent Sales Organizations (ISO's) to purchase Merchant Portfolios. The cost to acquire the legal rights to the Merchant Portfolios is capitalized as an intangible asset and amortized over the estimated useful life of the Merchant Portfolio. The estimated useful life is defined as the actual census of the Merchant Portfolio as of the Company's year-end.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005. The adoption of SFAS No. 123 (revised 2004) should not have a significant impact on the Company's financial position or results of operations until such time the Company has share-based payments.

On April 14, 2005, the Securities and Exchange Commission issued an announcement amending the compliance dates for the FASB's SFAS 123R that addresses accounting for equity based compensation arrangements. Under SFAS 123R registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission's new rule will allow companies to implement SFAS 123R at the beginning of the next fiscal year after June 15, 2005. The Company anticipates adopting SFAS 123R in the first quarter 2006.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 ("2005") COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004 ("2004")

For the three-month period ended June 30, 2005, the Company generated net revenues of $3,946,501 as compared to net revenues of $3,532,387 or the same three-month period ended June 30, 2004. The Company's cost of revenues aggregated to $3,269,842 as compared to $3,142,429 for the three-month period ended June 30, 2004 and yielded a gross profit of $676,660 as compared to $389,958 for the three-month period ended June 30, 2004. The Company's operating, general and administrative costs aggregated to approximately $1,332,552 for the three-months ended June 30, 2005 as compared to $1,556,577 for the same period in 2004, resulting in a net operating loss of $655,893 for the three-month period ended June 30, 2005 as compared to a net operating loss of $1,166,619 for the three-month period ended June 30, 2004.

The Company's cash position decreased to $1,655,904 at June 30, 2005 from a balance of $2,115,491 as of December 31, 2004. The Company received $0 in net proceeds from the 2004 sale of its preferred stock during the three-month period ended June 30, 2005. The Company did not have any common stock transactions resulting in proceeds received in 2005; transactions as of June 30, 2004 resulted in common stock proceeds of $3,517,586 during the three-month period ended June 30, 2004. The Company issued zero common shares during the three-month period ended June 30, 2005 compared to 10,455,930 common shares during the three-month period ended June 30, 2004. Management believes that it will be able to fund the company through its present cash position and the continuation of revenue producing activities by its subsidiaries ICE, GTL, and NEOS. We will need to seek further capital through the sale of our capital stock and/or the issuance of debt in order to continue to grow the Company.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 ("2005") COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004 ("2004")

For the six-month period ended June 30, 2005, the Company generated net revenues of $8,455,497 as compared to net revenues of $6,920,915 for the same six-month period ended June 30, 2004. The company's cost of revenues aggregated to $7,019,157 as compared to $5,868,901 for the six-month period ended June 30, 2004 and yielded a gross profit of $1,436,340 as compared to $1,052,014 for the six-month period ended June 30, 2004. The Company's operating, general and administrative costs aggregated to approximately $3,014,879 for the six-months ended June 30, 2005 as compared to $2,648,173 for the same period in 2004, resulting in a net operating loss of $1,578,539 for the six-month period ended June 30, 2005 as compared to a net operating loss of $1,596,159 for the six-month period ended June 30, 2004.

The Company's cash position decreased to $1,655,904 at June 30, 2005 from a balance of $2,115,491 as of December 31, 2004. The Company received $1,725,462 in net proceeds from the 2004 sale of its preferred stock during the six-month period ended June 30, 2005. The Company did not have any common stock transactions resulting in proceeds received in 2005; transactions as of June 30, 2004 resulted in common stock proceeds of $3,517,586 during the six-month period ended June 30, 2004. The Company issued 929,242 common shares during the six-month period ended June 30, 2005 compared to 10,796,000 common shares during the six-month period ended June 30, 2004. Management believes that it will be able to fund the company through its present cash position and the continuation of revenue producing activities by its subsidiaries ICE, GTL, and NEOS. We will need to seek further capital through the sale of our capital stock and/or the issuance of debt in order to continue to grow the Company.

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

We have financed our operations during the current six-month period primarily through the receipt of proceeds from preferred stock and use of cash on hand. As of June 30, 2005, we had total current liabilities of $2,443,237 compared to $1,635,459 as of December 31, 2004 , which included $1,584,893 in outstanding notes payable, a portion of which was long-term in the Company's 2004 Annual Report on Form 10-KSB.

We had $1,655,904 cash on hand as of June 30, 2005 compared to $2,115,491 cash on hand as of December 31, 2004. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and planned expansion. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

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

Until such time as an audit committee has been established, the board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors with respect to the matters required to be discussed by the Statement On Auditing Standards No. 61, "Communications with Audit Committees", as may be modified or supplemented.

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



                              INTERNATIONAL CARD ESTABLISHMENT, INC.





DATED: August 15, 2005             BY: /s/ WILLIAM LOPSHIRE
                                       _________________________________
                                           William Lopshire
                                           Chief Executive Officer
                                           (Principal Executive Officer)



DATED: August 15, 2005             BY: /s/ HUGH WAIN SWAPP
                                       _________________________________
                                           Hugh Wain Swapp
                                           Chief Financial Officer
                                           (Principal Accounting Officer)