Form 10KSB/A
period 2004-12-31
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2005-10-25
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-KSB/A
                                  Amendment #1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]


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

Merchant fraud is another expected aspect of the credit card processing business. ICE is not responsible for fraudulent credit card transactions of its merchants. Examples of merchant fraud include inputting false sales transactions or false credits. ICE engages the services of processing companies such as Card Service International and RBS Lynk Systems. These processing companies maintain 100% of the risk, including liabilities arising from merchant chargeback or cardholder fraud. No obligations have been incurred significant or otherwise by ICE in these revenue sharing programs. The parties to the Processing Agreement monitor merchant charge volume, average charge and number of transactions, as well as check for unusual patterns in the charges, returns and chargebacks processed. As part of its fraud avoidance policies, ICE generally will not process for certain types of businesses which provide future services wherein incidents of fraud have been common.

ICE's agents and Independent Sales Organizations ("ISO") enter into their own customer arrangements. They initiate contact, set up their own agreements and collect payments. ICE bills an ISO for equipment shipped (classified as merchant service revenue and cost of sale). Commissions or residual payments are classified as "commissions" in the month the liabilities are incurred, and paid within 30 days. The most significant terms of the agreements is to follow the underwriting guidelines as set forth by the processor, Card Service International or RBS Lynk Systems, such as no signing of merchants on restricted lists as set forth in the agreements.

ICE engages the services of processing companies such as Card Service International and RBS Lynk Systems. Even though merchant fraud is an expected aspect of the credit card processing business, ICE is not responsible for fraudulent credit card transactions of its merchants. These processing companies maintain 100% of the risk, including liabilities arising from merchant chargeback or cardholder fraud. As such, no obligations have been incurred significant or otherwise by ICE in these revenue sharing programs.

ICE's agents and Independent Sales Organizations ("ISO") enter into their own customer arrangements. They initiate contact, set up their own agreements and collect payments. The ISO's must abide by Visa, MasterCard and NACHA regulations for acceptable merchants, the prevention of fraud, and must perform up to an agreed upon standard and abide by general obligations such as Confidentiality, Indemnification, Disclaimer of all Warranties, and Limitation of Liability. ICE bills an ISO for equipment shipped (classified as merchant service revenue and cost of sale). Commissions are expensed and paid upon the acceptance and installation of equipment. Residual payments, also classified as "commissions", are recorded in the month the liabilities are incurred, and paid within 30 days.

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

INCOME TAXES. Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

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



CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets                                               F-2

   Consolidated Statements of Operations                                     F-3

   Consolidated Statements of Stockholders' Equity                           F-4

   Consolidated Statements of Cash Flows                                     F-5

   Notes to Consolidated Financial Statements                             F-7-25
________________________________________________________________________________

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





Kyle L. Tingle, CPA, LLC


May 5, 2005
Las Vegas, Nevada

Except for Note 7, Note 9 and Note 12, in which the date is September 22, 2005.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,     December 31,
                                                                                                2004             2003
                                                                                       _____________     ____________

                                     ASSETS

CURRENT ASSETS
     Cash                                                                              $   2,115,491     $     12,408
     Accounts receivable, trade, net of allowance                                            502,685          160,914
     Inventory                                                                               163,172           12,832
     Other receivables                                                                       448,947          233,016
        Prepaid assets                                                                        23,407            8,347
                                                                                       _____________     ____________
            Total current assets                                                           3,253,702          427,517
                                                                                       _____________     ____________

OFFICER RECEIVABLE                                                                             3,372           44,967
FIXED ASSETS, Net                                                                            145,652           18,095
INTANGIBLE ASSETS                                                                          7,160,194        2,050,000
GOODWILL                                                                                   2,773,192        2,685,213
DEPOSITS                                                                                      31,344                -
DEFERRED INCOME TAXES                                                                                         114,000
                                                                                       _____________     ____________

                   Total assets                                                        $  13,367,456     $  5,339,792
                                                                                       =============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Outstanding checks in excess of bank balance                                      $           -     $    132,596
     Accounts payable                                                                        471,509          256,224
     Accrued expenses                                                                        825,821          497,222
     Current portion of notes payable                                                         13,844                -
     Current portion of notes payable, related parties                                       324,285           78,650
     Due to related party                                                                          -           70,000
                                                                                       _____________     ____________

            Total current liabilities                                                  $   1,635,459     $  1,034,692

LONG-TERM DEBT, RELATED PARTY                                                          $   1,797,225     $          -
                                                                                       _____________     ____________

                   Total liabilities                                                   $   3,432,684     $  1,034,692

STOCKHOLDERS' EQUITY
     Preferred stock:  $.0005 par value; authorized 5,000,000 shares;
        issued and outstanding:  62,000 and no shares at
        December 31, 2004 and 2003, respectively                                       $          31     $          -
     Common stock: $.0005 par value; authorized 100,000,000 shares;
        issued and outstanding: 28,408,150 and 12,630,250 shares
        at December 31, 2004 and 2003, respectively                                    $      14,204     $      6,315
     Common stock subscribed, 0 and 375,857 shares
        at December 31, 2004 and 2003, respectively                                                -          263,100
     Common stock to be issued in acquisition of GlobalTech
        Leasing, Inc., 5,000,000 shares at December 31, 2003                                       -        4,520,000
     Preferred stock subscription receivable                                              (1,780,920)               -
     Additional paid-in capital                                                            17,347,941                -
     Accumulated deficit                                                                  (5,646,484)        (484,315)
                                                                                       _____________     ____________
            Total stockholders' equity                                                 $   9,934,772     $  4,305,100
                                                                                       _____________     ____________

                   Total liabilities and
                   stockholders' equity                                                $  13,367,456     $  5,339,792
                                                                                       =============     ============


See Accompanying Notes to Consolidated Financial Statements.




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Years ended
                                                       December 31,     December 31,
                                                               2004             2003
                                                      _____________     ____________

Sales of leases                                       $  11,329,287     $          -
Merchant services revenues                                3,663,884        1,283,210
Less:  sales returns and allowances                        (239,168)         (90,628)
                                                      _____________     ____________
   Net revenue                                        $  14,754,003     $  1,192,582


Cost of revenue
   Cost of leases                                     $  10,133,728     $          -
   Commissions                                              914,677          146,865
   Cost of sales                                          1,204,067          252,628
   Other                                                     80,016           10,337
                                                      _____________     ____________
           Cost of revenue                               12,332,488          409,830

           Gross profit                               $   2,421,515     $    782,752
                                                      _____________     ____________


Operating, general, and administrative expenses
   General, administrative and selling expenses       $   5,704,018     $  1,322,783
   Depreciation and amortization                            359,088            1,213
                                                      _____________     ____________
           Total operating, general, and
           administrative expenses                    $   6,063,106     $  1,323,996
                                                      _____________     ____________


           Net operating loss                         $  (3,461,591)    $   (541,244)

Non-operating income (expense)
   Interest income                                            5,148                -
   Interest expense                                         (11,741)          (5,652)
                                                      _____________     ____________

           Total nonoperating income (loss)           $      (6,593)    $     (5,652)
                                                      _____________     ____________

   Net loss before income tax benefit                 $  (3,468,184)    $   (546,896)

   Income tax expense (benefit)                             114,000         (114,000)
                                                      _____________     ____________

   Net loss                                           $  (3,762,184)    $   (432,896)

   Dividends paid on preferred shares                     1,399,985                -
                                                      _____________     ____________

   Net loss allocable to common shareholders          $  (5,162,169)    $   (432,896)
                                                      =============     =============

   Net loss allocable to common shareholders
   per share, basic and diluted                       $       (0.22)    $      (0.04)
                                                      =============     ============

   Average number of shares
   of common stock outstanding                           23,018,879        9,716,250
                                                      =============     ============


See Accompanying Notes to Consolidated Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                Common or
                           Preferred Stock      Common Stock      Additional    Preferred      Common
                         _________________  ___________________    Paid-In        Stock       Stock for   Accumulated
                           Shares   Amount    Shares    Amount     Capital     Subscribed    Acquisition    Deficit        Total
                         _________________  __________  _______   __________   ___________   ___________  ___________   ___________

Balance, December 31,
    2002                          -  $  -    7,000,000  $ 3,500   $    16,500  $         -   $         -  $   (17,416)  $     2,584
Contribution of Capital
    by Shareholders                                                    60,000                                                60,000
Recapitalization of
    common stock in
    connection  with
    merger,iNetEvents,
    Inc.                                     5,630,250    9,130       (82,815)                                (34,003)     (107,688)
July 30, 2003 reverse
    stock split 1:2
    shares                                               (6,315)        6,315
Common stock subscribed
    through private
    placement                                                                      263,100                                  263,100
Acquisition of GlobalTech
    Leasing, Inc.                                                                              4,520,000                  4,520,000
Net loss, December 31,
    2003                                                                                                     (432,896)     (432,896)
                         __________   ____   __________  _______   ___________  ___________   ___________  ___________  ___________

Balance, December 31,
    2003                          -  $  -   12,630,250  $ 6,315   $         -  $   263,100   $ 4,520,000  $  (484,315)  $ 4,305,100
                         ==========  ====   ==========  =======   ===========  ===========   ===========  ===========   ===========

Issued common stock
   subscribed from
   2003                                        375,857      188       262,912     (263,100)                                       -
Issued stock in acqui-
    sition of Global-
    Tech Leasing, Inc.                       5,000,000    2,500     4,517,500                 (4,520,000)                         -
Issued stock through
    private placement                          885,141      442       604,144                                               604,586
Issued stock for
   services and payment
   of debt                                     120,000       60       131,440                                               131,500
Issued stock through
    private placement                        4,415,076    2,208     2,488,630                                             2,490,838
Issuance of stock in
    acquisition of NEOS
    Merchant Solutions                       4,981,826    2,491     2,777,368                                             2,779,859
Issuance of preferred
   shares                    30,000    15                           3,128,133                                             3,128,133
Issuance of preferred
   shares                    32,000    16                           3,437,814                                             3,437,814
Preferred stock
   subscription recei-
   vable                                                                        (1,780,920)                              (1,780,920)
Preferred stock
   dividend                                                                                                (1,399,985)   (1,399,985)
Net loss, December 31,
   2004                                                                                                    (3,762,184)   (3,762,184)
                         __________   ____   __________  _______   ___________  ___________   ___________  ___________   ___________

Balance, December 31,
   2004                      62,000  $ 31   28,408,150  $14,204   $17,347,941  $(1,780,920)  $         -  $(5,646,484)  $ 9,934,772
                         ==========  ====   ==========  =======   ===========  ===========   ===========  ===========   ===========


See Accompanying Notes to Consolidated Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Years ended
                                                        December 31,     December 31,
                                                                2004             2003
                                                        ____________     ____________

Cash Flows From
Operating Activities

    Net loss                                             $(3,762,184)     $  (432,896)

    Adjustments to reconcile net loss to cash
         used in operating activities:
    Depreciation and amortization                            359,088            1,213
    Income tax expense (benefit)                             114,000        (114,000)
    Allowance for doubtful accounts                           16,860           (5,555)
Changes in assets and liabilities
    (Increase) in accounts receivable                       (249,179)         (51,696)
    (Increase) in inventory                                  (42,943)         (12,832)
    (Increase) in other receivables                         (120,918)        (233,016)
    (Increase) decrease in prepaid expenses                   (9,878)             196
    (Increase) in deposits                                   (31,344)               -
    Increase (decrease) in bank overdraft                   (132,596)         112,013
    Increase (decrease) in accounts payable                 (148,496)         189,037
    Increase in accrued expenses                              97,688          475,370
                                                         ___________      ___________

         Net cash (used in) operating activities         $(3,309,902)     $   (72,166)
                                                         ___________      ___________

Cash Flows From Investing Activities
    Acquisitions, net of cash related assets             $  (433,246)     $  (298,217)
    Purchase of equipment                                    (82,907)          (5,309)
                                                         ___________      ___________

         Net cash (used in) investing activities         $  (516,153)     $  (303,526)
                                                         ___________      ___________

Cash Flows From Financing Activities
    Related party receivables, net                       $  (135,166)     $    65,000
    Contribution of capital                                        -           60,000
    Notes payable, net                                        10,249                -
    Payments on related party notes payable                 (578,650)               -
    Dividends paid                                           (27,298)               -
    Proceeds from preferred and common stock               6,660,003          263,100
                                                         ___________      ___________

         Net cash provided by financing activities       $ 5,929,138      $   388,100
                                                         ___________      ___________

         Net increase in cash                            $ 2,103,083      $    12,408

Cash, beginning of period                                $    12,408      $         -
                                                         ___________      ___________

Cash, end of period                                      $ 2,115,491      $    12,408
                                                         ===========      ===========

Supplemental Cash Flow Disclosures:

Cash paid for interest                                   $     8,771      $     5,652

Cash paid for income taxes                               $         -      $         -


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
                                                        ____________     ____________

Supplemental Schedule of Non-cash Investing and
Financing Activities

Acquisition of iNetEvents, Inc. by issuance
    of 5,630,250 shares of common stock                  $         -      $   107,688

Acquisition of GlobalTech Leasing, Inc. by issuance
    of 5,000,000 shares of common stock                  $         -      $ 4,520,000

Notes payable issued in acquisition of NEOS Merchant
    Solutions, Inc.                                      $ 2,000,000      $         -

Acquisition of NEOS Merchant Solutions, Inc. by          $ 2,779,859      $         -
    issuance of 4,981,826 shares of common stock

Preferred stock subscription receivable                  $ 1,780,920      $         -

Calculated beneficial conversion feature associated
    with September 2004 financing                        $   590,148      $         -

Calculated beneficial conversion feature associated
    with December 2004 financing                         $   761,830      $         -




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

In order for International Card Establishment to properly account for the issued and outstanding shares of common stock, International Card Establishment effectively received a 1 for 2 reverse split contemporaneously with the merger. Accordingly, the accompanying consolidated financial statements have been retroactively restated to reflect the 1 for 2 reverse stock split as if it occurred as of International Card Establishment's date of inception.

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
                                            =============    =============

NOTE 3.  FIXED ASSETS

Fixed assets and accumulated depreciation consist of the following:

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
                                            =============    =============

As described in Note 8, fixed assets were purchased with the acquisition of NEOS Merchant Solutions, Inc.

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
                              =============      ============    =============     =============


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.  GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

CUSTOMER LIST $900,000.
This Customer List consisted of $600,000 value for Merchant List and $900,000 value for Vendor List, for a total of $1,500,000. The total portfolio was acquired with the acquisition of GlobalTech Leasing in December 2003. The value was determined based on market value and actual offers for the detailed contact information.

At December 31, 2004, the value was tested for impairment and the entire value for the Merchant List of $600,000 was written off. It was determined that the remaining balance comprising of the Vendor List would be amortized over 15 years and tested once a year for impairment. The estimated life of 15 years was deemed to be conservative as the list comprised of personal information of executives including full name, address, social security numbers and other vital information that would not change.

MERCHANT PORTFOLIO $ 2,787,485. This portfolio is comprised of credit card, and gift and loyalty processing merchants purchased in the acquisition of NEOS in September 2004. The value was determined by computing the net present value of the revenue stream discounted at 10%. The estimated useful life was assigned at December 31, 2004, and determined to be 15 years based on industry average with a test of impairment at the end of every year. There was no other change to the original estimation at December 31, 2004.

SOFTWARE & TECHNOLOGY $2,830,000. The intangible is a collection of software packages designed and developed by NEOS and acquired in September 2004 with the acquisition of the company. The value was based on the market price of the software packages (mostly gift & loyalty programs) sold to previous customers. The software although constantly enhanced and modified was determined to generate revenues without need for modification for a period of three years. There was no other change to estimation at December 31, 2004.

TRADE NAME $935,000.
The trade name is comprised of $500,000 for GlobalTech Leasing, Inc. and $435,000 for NEOS Merchant Solutions, Inc. acquired in December 2003 and September 2004 respectively. The company has determined that the useful life is indefinite as long as advertising and use in the industry remains constant or increases. There was no change to estimation at December 31, 2004.

INTERNET DOMAIN $50,000
The Internet Domain is an intangible value for GlobalTech Leasing, Inc. that was recorded during the acquisition in December 2003. The website (http://www.globaltechleasing.com/) is publicized in many trade publications, advertisements, and trade shows. New and existing customers refer to the website for current information. The Company determined that the domain name has an indefinite life, and there was no change to estimation on December 31, 2004.

The Company's trade name and internet domain name will continue to contribute future cash flows due to its prominence in the market place. There is no legal, contractual, economic or other factors limiting the useful life of these intangibles and in accordance with SFAS 142 management has determined that these intangibles have an infinite life.

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
                                                              =============    =============


Note payables entered into by NEOS prior to the acquisition has no stated interest rate. The short term applicable federal funds rate of 1.23%, which is below that of other debt enterd into by the Company, was imputed by the Company. The Company considered the dollar amount to be immaterial to record a premium as required by Accounting Principles Board Opinion No. 21, "Interest on Receivables and Payables" and has recorded the interest expense as incurred.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  NOTES PAYABLES (CONTINUED)

The two long-term notes payable are convertible at the option of the holder into shares of common stock of the Company at a 25% discount of the average closing price for the 20 days prior to conversion. In accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instrument", the Company determined that no beneficial conversion feature existed at the date of issuing the convertible debt.

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

In accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instrument", the total proceeds of $2,781,500 were allocated between common shares and warrants based on a relative fair value basis. The Company used the Black Scholes model to calculate the fair value of the warrants with the grant date the date of issue or commitment date, as appropriate, and the volatility at 50% of the life of the Warrant. Volatility was calculated from the date of the iNetEvents acquisition forward (see Note 1 above). The calculation resulted in an allocation to Additional Paid-in Capital of $1,522,929 for common shares and $1,256,363 for the warrants.

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

Consistent with the guidance in EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", fees for the issuance of the shares was $290,663 and offset the Additional Paid-in Capital recorded in the transaction. Also included as compensation for the equity financing, the Company issued 662,262 Placement Agent "A" Warrants and 441,508 Finder's "A" Warrants; there were no Placement Agent "B" Warrants or Finder's "B" Warrants issued. Further details on this equity transaction can be found in the Company's 8-k filing with the Securities and Exchange Commission on June 6, 2004. The warrants associated with the Placement Agent and Finder's Fees expire 5 years from the date of issue. The accounting for the Placement Agent and Finders Fees were consistent for cash paid fees with a net effect of zero to Additional Paid-in Capital valued at the fair value using the Black Scholes model as previously described.

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

PREFERRED STOCK
On September 13, 2004, the Company completed an agreement to sell 30,000 shares of Series A Convertible Preferred Stock at $100 per share for $3,000,000. The Preferred Stock is convertible into shares of the Company's common stock at a conversion price equal to 85% of the market price, subject to a $.20 per share floor and $.47 ceiling price. In addition, the Investors received an aggregate of 3,754,692 warrants to purchase shares of the Company's common stock at an exercise price of $0.47 for 50% of the warrants and $0.75 for the remaining 50% of the warrants. Of the 3,754,692 warrants, 2,478,098 were issued in 2004 and 1,276,594 were issued in 2005. Both sets of warrants expire on September 13, 2007.

In accordance with EITF 00-27, the total proceeds of $3,000,000 were allocated between preferred shares and warrants based on a relative fair value basis. The Company used the Black Scholes model to calculate the fair value of the warrants with the grant date the date of issue or commitment date, as appropriate, and the volatility at 50% of the life of the warrant. Volatility was calculated from the date of the iNetEvents acquisition forward (see Note 1 above). The calculation resulted in an allocation to Additional Paid-in Capital of $2,105,821 for preferred shares and $894,164 for the warrants.

Additionally, in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and EITF 00-27, the Company determined that a beneficial conversion feature existed at the commitment date. As disclosed in the preferred shares Certificate of Designation (as filed with the SEC), the shareholder does not have a mandatory hold period and that the conversion is at the option of the shareholder. As such the Company has charged the full amount of the calculated beneficial conversion feature of $590,148 to Dividends Paid as a return of capital.

CONSISTENT WITH THE GUIDANCE IN EITF 96-18, fees for the issuance of the shares was $462,000 and offset the Additional Paid-in Capital recorded in the transaction. The Company received $1,671,000, representing 66% of the purchase price, net of offering expenses. A receivable of $867,000 was recorded in equity as Preferred Stock Subscription Receivable as the Preferred Shares were fully issued prior to full receipt of the proceeds. The remaining proceeds were received in February 2005.

On December 3, 2004, the Company completed an agreement to sell 32,000 shares of Series A Convertible Preferred Stock at $100 shares for $3,200,000. The Preferred Stock is convertible into shares of the Company's common stock equal to 85% of the market price, subject to a $.20 per share floor and $.47 ceiling price. In addition, the Investors received an aggregate of 8,010,012 warrants to purchase shares of the Company's common stock at an exercise price of $0.47 for 50% of the warrants and $0.75 for the remaining 50% of the warrants. Of the 8,010,012 warrants, 5,286,608 were issued in 2004 and 2,723,404 were issued in 2005. Both sets of warrants expire on December 3, 2007.

In accordance with EITF 00-27, the total proceeds of $3,200,000 were allocated between preferred shares and warrants based on a relative fair value basis. The Company used the Black Scholes model to calculate the fair value of the warrants with the grant date the date of issue or commitment date, as appropriate, and the volatility at 50% of the life of the Warrant. Volatility was calculated from the date of the iNetEvents acquisition (see Note 1 above) forward. The calculation resulted in an allocation to Additional Paid-in Capital of $2,045,697 for preferred shares and $1,154,287 for the warrants.

Additionally, in accordance with EITF 98-5 and EITF 00-27, the Company determined that a beneficial conversion feature existed at the commitment date. As disclosed in the preferred shares Certificate of Designation (as filed with the SEC), the shareholder does not have a mandatory hold period and that the conversion is at the option of the shareholder. As such the Company has charged the full amount of the calculated beneficial conversion feature of $761,830 to Dividends Paid as a return of capital.

Consistent with the guidance in EITF 96-18, fees for the issuance of the shares was $524,000 and offset the Additional Paid-in Capital recorded in the transaction. The Company received $1,762,080, representing 66% of the purchase price, net of offering expenses. A receivable of $913,920 is recorded in equity as Preferred Stock Subscription Receivable as the Preferred Shares were fully issued prior to full receipt of the proceeds. The remaining proceeds were received in February 2005.

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

As disclosed above in Note 5, the Company accrued for Preferred Stock Dividends $20,709 and $0 as of December 31, 2004 and 2003, respectively. Total dividends accrued and paid totaled $1,399,984 and $0 as of December 31, 2004 and 2003.

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


                                                         2004              2003
                                                     ____________       ___________

Revenues                                             $ 17,480,413       $ 3,694,208
Less:  sales returns and allowances                      (246,514)         (111,709)
                                                     ____________       ___________

Net revenue                                          $ 17,233,899       $ 3,582,499

Cost of revenues                                     $ 13,827,864       $ 1,881,813
                                                     ____________       ___________

Gross margin                                         $  3,406,035       $ 1,700,686

Operating, general and administrative expenses       $  7,249,144       $ 3,168,010
Depreciation                                              140,838            52,027
                                                     ____________       ___________

Net operating loss                                   $ (3,983,947)      $(1,519,351)

Non-operating expenses                                    (73,968)          (39,626)
                                                     ____________       ___________

Net loss, before taxes                               $ (4,057,915)      $(1,558,977)
Income tax benefit                                     (1,520,000)         (325,056)
                                                     ____________       ___________

Net loss, before taxes                               $ (2,537,915)      $(1,233,921)
                                                     ============       ===========

Net loss per share, basic and diluted                $      (0.11)      $     (0.13)
                                                     ============       ===========
Weighted average number of shares                      22,820,663         9,716,250
                                                     ============       ===========


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.  INCOME TAXES

The provision for income taxes is composed of the following:

                                                   Years ended
                                          December 31,     December 31,
                                              2004             2003
                                          ____________     ____________
Income tax benefit at statutory rates
    Federal income tax (35%)              $(2,443,000)       $(220,000)
    State income tax, net of federal
       benefit (5.74%)                       (401,000)         (36,000)
    Change in valuation allowance           2,958,000          142,000
                                          ___________        _________
Income tax expense (benefit)              $   114,000        $(114,000)
                                          ===========        =========

For U.S. federal income tax return purposes, the Company has a net operating loss carry forwards ("NOLs") of $7,626,500 which will expire between 2022 and 2024. However, such carry forwards are not available to offset federal alternative taxable income. Internal Revenue Code Section 382 imposes limitations on our ability to utilize net operating losses if we experience an ownership change and for the NOLs acquired in the acquisitions of subsidiaries. An ownership change may result from transactions increasing the ownership of certain stockholders in the stock of the corporation by more than 50 percentage points over a three-year period. The value of the stock at the time of an ownership change is multiplied by the applicable long-term tax exempt interest rate to calculate the annual limitation. Any unused annual limitation may be carried over to later years.

The State of California net operating losses were suspended from 2002 through December 31, 2003. The time to utilize the losses from those years were extended to expire with the 2004 losses. The State operating losses will expire between 2010 and 2014 if not utilized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, the significant components of the Company's deferred tax assets and liabilities are a result of the temporary differences related to the items described as follows:

                                          December 31,     December 31,
                                                  2004             2003
                                          ____________     ____________
Deferred tax assets
  Net operating loss, federal             $(2,322,000)     $  (231,000)
  Net operating loss, state                  (387,000)         (38,000)
  Permanent differences                      (489,000)           6,000
  Property plant and equipment                 (7,000)               -
  Amortization and impairment
     of intangible assets                     (43,000)               -
                                          ____________     ___________
       Total deferred tax assets          $(3,248,000)     $  (263,000)
  Valuation allowance                       3,108,000          149,000
                                          ____________     ___________
                                          $  (140,000)     $  (114,000)
Deferred income tax liabilities
  Amortization and impairment of
     intangible assets                    $   140,000      $         -
                                          ____________     ___________
       Total deferred tax liabilities     $   140,000      $         -
                                          ____________     ___________

 Net deferred tax (asset) liability       $         -      $  (114,000)
                                          ============     ===========

A valuation allowance has been established to reserve the net deferred tax asset since management does not believe it is more likely than not that they will be realized.

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


In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instrument" the Company determined that a beneficial conversion feature existed at the commitment date for the subsequent issuances of convertible warrants. As disclosed in the preferred shares Certificate of Designation (as filed with the SEC) for both preferred shares equity financing in 2004, the shareholder does not have a mandatory hold period and that the conversion is at the option of the shareholder. As such the Company has charged the full amount of the calculated beneficial conversion feature of $304,016 for the September 2004 issuance and $392,458 for the December 2004 issuance. The beneficial conversion features were charged to Dividends Paid as a return of capital in February 2005 when the additional warrants were issued.

In addition to the beneficial conversion features above, the Company paid dividends in accordance with the provision of the Series A Preferred Stock in the amount of $78,723 for the first quarter of 2005. This resulted in a total Dividends Paid for the first quarter of 2005 of $775,197.

Due to the September and December 2004 preferred shares issuance, the Placement Agent and Finder of the May 2004 common share issuance was entitled to further compensation which was paid in the form of additional warrants issued in the first quarter of 2005. Consistent with the guidance in EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", the accounting for the Placement Agent and Finders Fees were consistent for cash paid fees with a net effect of zero to Additional Paid-in Capital valued at the fair value using the Black Scholes model as previously described in Note 7.

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




DATE: October 25, 2005     INTERNATIONAL CARD ESTABLISHMENT, INC.


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


     SIGNATURE                        TITLE                       DATE



/s/ CHARLES SALYER        Director                            October 25, 2005
_____________________
    Charles Salyer


/s/ MICHAEL FISHER        Director                            October 25, 2005
_____________________
    Michael Fisher