Form 10QSB/A
period 2005-03-31
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2005-10-25
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                  Amendment #1


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At August 10, 2005, there were outstanding 29,307,392 shares of the Registrant's Common Stock, $.0005 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                TABLE OF CONTENTS


                                                                            Page
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements                                               4
Item 2.  Management's Discussion and Analysis or Plan of Operation          11
Item 3.  Controls and Procedures                                            15
PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                                  16
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        16
Item 3.  Defaults Upon Senior Securities                                    16
Item 4. Submission of Matters to a Vote of Security Holders                 16
Item 5.  Other Information                                                  16
Item 6.  Exhibits and Reports on Form 8-K                                   16
SIGNATURES                                                                  17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2005


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                                     March 31,     December 31,
                                                                                                          2005             2004
                                                                                                 -------------     ------------

          ASSETS

          CURRENT ASSETS
               Cash                                                                              $   2,547,835     $ 2,115,491
               Accounts receivable, trade, net of allowance of $19,404 and $18,805
                 at March 31, 2005 and December 31, 2004, respectively                                 507,137          502,685
               Inventory                                                                               124,882          163,172
               Other receivables                                                                       387,155          448,947
               Prepaid assets                                                                           26,618           23,407
                                                                                                 -------------     ------------
                      Total current assets                                                           3,593,627        3,253,702
                                                                                                 -------------     ------------

          OFFICER RECEIVABLE                                                                             2,100            3,372
          FIXED ASSETS, net of accumulated depreciation of $29,304 and $18,010
            at March 31, 2005 and December 31, 2004, respectively                                      203,731          145,652
          INTANGIBLE ASSETS, net of accumulated amortization of $639,583
              and $342,291                                                                           6,862,902        7,160,194
          GOODWILL                                                                                   2,773,192        2,773,192
          DEPOSITS                                                                                     143,665           31,344
                                                                                                 -------------     ------------

                             Total assets                                                        $  13,579,217     $ 13,367,456
                                                                                                 =============     ============

                                                      LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES

               Accounts payable                                                                  $     389,988     $    471,509
               Accrued expenses                                                                        533,523          825,821
               Current portion of notes payable                                                         12,007           13,844
               Current portion of notes payable, related parties                                     1,852,102          324,285
               Due to Officer                                                                          101,510               -
                                                                                                 -------------     ------------

                      Total current liabilities                                                  $   2,889,130     $  1,635,459

          LONG-TERM DEBT, RELATED PARTY                                                          $           -     $ 1,797,225
                                                                                                 -------------     -----------

                             Total liabilities                                                   $   2,889,130     $  3,432,684
                                                                                                 -------------     ------------

          STOCKHOLDERS' EQUITY
               Preferred stock:  $.0005 par value; authorized 5,000,000 shares;
                  issued and outstanding:  62,000 at March 31, 2005
                  and December 31, 2004                                                          $          31     $         31
               Common stock: $.0005 par value; authorized 100,000,000 shares;
                  issued and outstanding: 29,337,392 and 28,408,150shares
                  at March 31, 2005 and December 31, 2004                                        $      14,669     $     14,204
               Preferred stock subscription receivable                                                       -       (1,780,920)
               Additional paid-in capital                                                           17,988,491       17,347,941
               Accumulated deficit                                                                  (7,313,104)      (5,646,484)
                                                                                                 --------------    -------------
                      Total stockholders' equity                                                 $  10,690,087     $  9,934,772
                                                                                                 -------------     ------------

                             Total liabilities and
                             stockholders' equity                                                $  13,579,217     $ 13,367,456
                                                                                                 =============     ============


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                            Three Months Ended March 31,
                                                              2005               2004
                                                      -------------    ---------------
       Sales of leases                                $  3,722,363        $ 2,592,804
       Merchant services revenues                          814,332            867,139
       Less:  sales returns and allowances                 (27,699)           (71,415)
                                                      -------------    ---------------
           Net revenue                                $  4,508,996        $ 3,388,528

       Cost of revenue
           Cost of leases                             $  3,091,222        $ 2,325,057
           Commissions                                     332,817            163,350
           Cost of sales                                   325,277            211,422
           Other                                                 -             26,643
                                                      --------------   ---------------
       Cost of revenue                                   3,749,316          2,726,472
       Gross profit                                   $    759,681        $   662,056
                                                      --------------   ---------------
       Operating, general, and administrative
       expenses
       General, administrative and selling expenses   $  1,373,741        $ 1,090,625
       Depreciation and amortization                       308,585                971
                                                      --------------    ---------------
           Total operating, general, and              $  1,682,326        $ 1,091,596
       administrative expenses

       Net Operating Loss                             $   (922,646)       $  (429,540)

       Non-operating income (expense)
       Interest income                                       5,565                  -
       Interest expense                                     (4,219)              (183)
                                                      --------------    ---------------
       Net loss before income taxes                   $   (921,300)       $  (429,723)

       Provision (benefit) for income taxes                      -            (85,000)

       Net loss after income taxes                        (921,300)          (344,723)
                                                      --------------    ---------------

       Preferred stock dividends                           745,320                  -
                                                      --------------    ---------------

       Net loss allocable to common shareholders      $ (1,666,620)       $  (344,723)
                                                      ==============    ===============

       Net loss per share, basic and diluted          $       (.06)       $      (.02)
                                                      ==============    ===============

       Average number of shares of common stock         29,079,273         18,485,294
       outstanding

       Preferred dividends per share                  $      12.02        $         -
                                                      ==============    ===============




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                  Three Months Ended March 31,
                                                                                                       2005             2004
                                                                                                 -------------     ------------
         Cash Flows From
         Operating Activities

             Net loss                                                                            $    (921,300)    $   (344,723)

             Adjustments to reconcile net loss to cash used in operating activities:
             Depreciation and amortization                                                             308,586              971
             Income tax benefit                                                                              -          (85,000)
             Allowance for doubtful accounts                                                               599           37,830

         Changes in assets and liabilities
             (Increase) decrease in accounts receivable                                                 (5,051)        (122,695)
             (Increase) decrease in inventory                                                           38,291            3,098
             (Increase) decrease in other receivables                                                   38,177         (184,928)
             (Increase) decrease in prepaid expenses                                                    18,304          (10,464)
             (Increase) in deposits                                                                   (112,321)               -
             (Decrease) in bank overdraft                                                                    -           (9,944)
             (Decrease) in accounts payable                                                            (81,521)          35,491
             Increase (decrease) in accrued expenses                                                  (290,558)          86,100
                                                                                                 --------------    ------------

                  Net cash (used in) operating activities                                        $  (1,006,794)    $   (594,264)
                                                                                                 --------------    -------------

         Cash Flows From Investing Activities:
             Purchase of equipment                                                               $     (69,373)    $    (22,190)
                                                                                                 --------------    -------------

                  Net cash (used in) investing activities                                        $     (69,373)    $    (22,190)
                                                                                                 --------------    -------------

         Cash Flows From Financing Activities:
             Increase in related party payable, net                                              $     104,882     $     39,967
             Payments on notes payable                                                                  (1,837)               -
             Payments on related party notes payable                                                  (269,408)               -
             Preferred dividends paid                                                                  (50,587)               -
             Proceeds from common stock subscribed                                                           -          573,086
             Proceeds from preferred stock                                                           1,725,461                -
                                                                                                 -------------     ------------

                  Net cash provided by financing activities                                      $   1,508,511     $    613,053
                                                                                                 -------------     ------------

                  Net increase (decrease) in cash                                                $     432,344     $     (3,401)

         Cash, beginning of period                                                               $   2,115,491     $     12,408
                                                                                                 -------------     ------------

         Cash, end of period                                                                     $   2,547,835     $      9,007
                                                                                                 =============     ============

         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

         Cash paid for interest                                                                  $           -     $          -

         Cash paid for income taxes                                                              $           -     $          -





             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)


         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

         Accrued preferred stock dividend                                                        $     48,846      $          -

         Calculated beneficial conversion feature associated with
           September 2004 financing issuance in 2005                                             $    304,016      $          -

         Calculated beneficial conversion feature associated with
           December 2004 financing issuance in 2005                                              $    392,458      $          -


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

The accompanying Consolidated Financial Statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated balance sheets of the Company at March 31, 2005 and December 31, 2004, the consolidated results of its operations and cash flows for the three ended March 31, 2005 and 2004. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

As disclosed in the Company's Annual Report on Form 10-KSB, the Company issued common stock and warrants in the first quarter of 2005 as follows.


                                                      COMMON SHARES                         WARRANTS
                                              SHARES             PRICE              SHARES       EXERCISE PRICE
                                              -----------       -----------         -----------  ----------------
  Relating to Equity Financing
    Commenced May 24, 2004                        929,242                 -             250,000  $           0.47
  Relating to Equity Financing
    Commenced September 13, 2004                        -                 -             638,297  $           0.47
  Relating to Equity Financing
    Commenced September 13, 2004                        -                 -             638,297  $           0.75
  Relating to Equity Financing
    Commenced December 3, 2004                          -                 -           1,361,702  $           0.47
  Relating to Equity Financing
    Commenced December 3, 2004                          -                 -           1,361,702  $           0.75
  Relating to Equity Financing
    Commenced September 13, 2004
    and December 3, 2004
    for Placement Fees                                  -                 -           1,978,723  $           0.47

In accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instrument", the total proceeds of $3,000,000 for the September 2004 financing were allocated between preferred shares and warrants based on a relative fair value basis. The Company used the Black Scholes model to calculate the fair value of the warrants with the grant date the date of issue or commitment date, as appropriate, and the volatility at 50% of the life of the warrant. Volatility was calculated from the date of the iNetEvents acquisition forward (see Note 1 above). The calculation resulted in an allocation to Additional Paid-in Capital of $2,105,821 for preferred shares and $894,164 for the warrants.

Additionally, in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable
Conversion Ratios", and EITF 00-27, the Company determined that a beneficial conversion feature existed at the commitment date. As disclosed in the preferred shares Certificate of Designation (as filed with the SEC), the shareholder does not have a mandatory hold period and that the conversion is at the option of the shareholder. As such the Company has charged the full amount of the calculated beneficial conversion feature of $590,148 to Dividends Paid as a return of capital for the shares issued in 2004 as of December 31, 2004 and $304,016 for the shares issued in 2005 as of March 31, 2005.

For the December 2004 financing the relative fair value method resulted in an allocation to Additional Paid-in Capital of $2,045,697 for preferred shares and $1,154,287 for the warrants. For the December 2004 financing the Company determined that a beneficial conversion feature existed at the commitment date. As disclosed in the preferred shares Certificate of Designation (as filed with the SEC), the shareholder does not have a mandatory hold period and that the conversion is at the option of the shareholder. As such the Company has charged the full amount of the calculated beneficial conversion feature of $761,830 to Dividends Paid as a return of capital for the shares issued in 2004 as of December 31, 2004 and $392,458 for the shares issued in 2005 as of March 31, 2005.

The Company has declared Preferred Stock Dividends in 2005 of $745,320, of which $48,846 was accrued and $696,474 represents the beneficial conversion feature charged as a return to capital discussed above.


NOTE 3.  INCOME TAXES

The Company incurred operating losses for the quarter ended March 31, 2005. A valuation allowance has been established to reserve the net deferred tax asset since management does not believe it is more likely than not that they will be realized.

As of December 31, 2004, for U.S. federal income tax return purposes, the Company has a net operating loss carry forward of $7,626,500, which will expire between 2022 and 2024.


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

OVERVIEW

We are a rapidly growing provider of credit and debit card-based payment processing services, Gift & Loyalty products and micro ticket leasing services to small merchants. As of March 31, 2005, we provided our services to numerous ISOs and thousands of merchants located across the United States. Our payment processing services enable our merchants to process traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone. Our microticket leasing services allow small merchants to finance the cost of POS equipment capable of reading a cardholder's account information from the card's magnetic stripe or computer chip and sending that information electronically for authorization and processing.

For additional detailed discussion regarding the Company's business and business trends affecting the Company and certain risks inherent in the Company's business, see "Item 6: Management's Discussion and Analysis or Plan of Operations" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

DEVELOPMENT OF OUR BUSINESS

International Card Establishment, Inc. (the "Company") (formerly Summit World Ventures, Inc.) was incorporated on December 18, 1986 under the laws of the State of Delaware to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. Prior to July 28, 2000, we were in the developmental stage and could be defined as a "shell" company, whose sole purpose was to locate and consummate a merger or acquisition with a private entity, and we did not have any operations. On July 28, 2000, we acquired iNetEvents, Inc., a Nevada corporation and commenced operations. iNetEvents, Inc., a Nevada corporation, was incorporated on February 3, 1999 and provided Internet support and supply software for real time event/convention information management.

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

ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after March 31, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company recorded intangible assets in the amount of $8,102,485 and goodwill in the amount of $2,685,213 in the acquisition of GlobalTech Leasing, Inc and Neos Merchant Solutions, Inc.. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairment at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairments recognized in current earnings. The acquisition of GlobalTech Leasing, Inc. and Neos Merchant Solutions, Inc. closed on December 29, 2003 and September 8, 2004 respectively, and it was determined that no impairment to the assigned values had occurred.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 ("2005") COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004 ("2004")

For the three-month period ended March 31, 2005, the Company generated net revenues of $4,508,996 as compared to net revenues of $3,388,528 or the same three-month period ended March 31, 2004. The Company's cost of revenues aggregated to $3,749,316 as compared to $2,726,472 for the three-month period ended March 31, 2004 and yielded a gross profit of $759,681 as compared to $662,056 for the three-month period ended March 31, 2004. The Company's operating, general and administrative costs aggregated to $1,682,327 for the three-months ended March 31, 2005 as compared to $1,091,596 for the same period in 2004, resulting in a net operating loss of $922,646 for the three-month period ended March 31, 2005 as compared to a net operating loss of $429,540 for the three-month period ended March 31, 2004.

The Company's cash position increased to $2,547,835 at March 31, 2005 from a balance of $2,115,491 as of December 31, 2004. The Company received $0 in net proceeds from the 2004 sale of its preferred stock during the three-month period ended March 31, 2005. The Company did not have any common stock transactions resulting in proceeds received in 2005; transactions as of March 31, 2004 resulted in common stock proceeds from subscribed stock of $573,086 during the three-month period ended March 31, 2004. The Company issued 929,242 common shares during the three-month period ended March 31, 2005 compared to 340,144 of subscribed common shares during the three-month period ended March 31, 2004. Management believes that it will be able to fund the company through its present cash position and the continuation of revenue producing activities by its subsidiaries ICE, GTL, and NEOS. We will need to seek further capital through the sale of our capital stock and/or the issuance of debt in order to continue to grow the Company.

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

We have financed our operations during the current three-month period primarily through the receipt of proceeds from preferred stock and use of cash on hand. As of March 31, 2005, we had total current liabilities of $2,889,130 compared to $1,635,459 as of December 31, 2004 , which included $1,584,893 in outstanding notes payable, a portion of which was long-term in the Company's 2004 Annual Report on Form 10-KSB.

We had $2,547,835 cash on hand as of March 31, 2005 compared to $2,115,491 cash on hand as of December 31, 2004. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and planned expansion. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

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

                     INTERNATIONAL CARD ESTABLISHMENT, INC.





DATED: OCTOBER 25, 2005              BY: /S/ WILLIAM LOPSHIRE
                                       ---------------------------------
                                             WILLIAM LOPSHIRE
                                             CHIEF EXECUTIVE OFFICER
                                             (PRINCIPAL EXECUTIVE OFFICER)



DATED: OCTOBER 25, 2005              BY: /S/ HUGH WAIN SWAPP
                                       ---------------------------------
                                             HUGH WAIN SWAPP
                                             CHIEF FINANCIAL OFFICER
                                             (PRINCIPAL ACCOUNTING OFFICER)