Form 10QSB/A
period 2005-06-30
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2005-10-25
CIK 1156337

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


 555 Airport Space Way, Suite A
       Camarillo, CA                                                    93010
________________________________________                              __________
(Address of principal executive offices)                              (Zip code)

                    Issuer's telephone number: (800) 400-0206

                300 Esplanade Drive, Suite 1950, Oxnard, CA 93030
            _______________________________________________________
            (Former name, former address and former fiscal year, if
                           changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At August 10, 2005, there were outstanding 29,307,392 shares of the Registrant's Common Stock, $.0005 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                TABLE OF CONTENTS


                                                                            Page
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements                                               4
Item 2.  Management's Discussion and Analysis or Plan of Operation          12
Item 3.  Controls and Procedures                                            16
PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                                  17
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        17
Item 3.  Defaults Upon Senior Securities                                    17
Item 4. Submission of Matters to a Vote of Security Holders                 17
Item 5.  Other Information                                                  17
Item 6.  Exhibits and Reports on Form 8-K                                   17
SIGNATURES                                                                  18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2005



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                            June 30,     December 31,
                                                                                                2005             2004
                                                                                        ____________     ____________

ASSETS

CURRENT ASSETS
     Cash                                                                               $  1,655,904     $  2,115,491
     Accounts receivable, trade, net of allowance   of $5,994 and $18,805
       at June 30, 2005 and December 31, 2004, respectively                                  407,691          502,685
     Inventory                                                                                75,998          163,172
     Other receivables                                                                       435,820          448,947
        Prepaid assets                                                                        14,843           23,407
                                                                                        ____________     ____________
            Total current assets                                                           2,590,256        3,253,702
                                                                                        ____________     ____________

OFFICER RECEIVABLE                                                                                 -            3,372
FIXED ASSETS, net of accumulated depreciation of $44,786 and $18,010
  at June 30, 2005 and December 31, 2004, respectively                                       197,524          145,652
INTANGIBLE ASSETS, net of accumulated amortization of $936,874
    and $342,291                                                                           6,608,611        7,160,194
GOODWILL                                                                                   2,773,192        2,773,192
DEPOSITS                                                                                     145,665           31,344
                                                                                        ____________     ____________

                   Total assets                                                         $ 12,315,248     $ 13,367,456
                                                                                        ============     ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable                                                                   $    258,247     $    471,509
     Accrued expenses                                                                        523,765          825,821
     Current portion of notes payable                                                         10,243           13,844
     Current portion of notes payable, related parties                                     1,574,650          324,285
     Due to Officer                                                                           76,333               -
                                                                                        ____________     ____________

            Total current liabilities                                                   $  2,443,238     $  1,635,459

LONG-TERM DEBT, RELATED PARTY                                                           $          -     $ 1,797,225
                                                                                        ____________     ____________

                   Total liabilities                                                    $  2,443,238     $  3,432,684
                                                                                        ____________     ____________

STOCKHOLDERS' EQUITY
     Preferred stock:  $.0005 par value; authorized 5,000,000 shares;
        issued and outstanding:  62,000 at June 30, 2005
        and December 31, 2004                                                           $         31     $         31
               Common stock: $.0005 par value; authorized 100,000,000 shares;
                  issued and outstanding: 29,337,392 and 28,408,150 shares
                  at June 30, 2005 and December 31, 2004                                $     14,669     $     14,204
               Preferred stock subscription receivable                                             -       (1,780,920)
               Additional paid-in capital                                                 17,988,490       17,347,941
               Accumulated deficit                                                        (8,131,180)      (5,646,484)
                                                                                        ____________     ____________
                      Total stockholders' equity                                        $  9,872,010     $  9,934,772
                                                                                        ____________     ____________

                             Total liabilities and
                             stockholders' equity                                       $ 12,315,248     $ 13,367,456
                                                                                        ============     ============




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended June 30,              Six Months Ended June 30,
                                                        2005               2004              2005               2004
                                                    ____________       ____________        ___________        ___________

Sales of leases                                     $  3,143,566       $  2,997,379        $ 6,865,929        $ 5,590,183
Merchant services revenues                               810,741            606,523          1,625,073          1,473,662
Less:  sales returns and allowances                       (7,806)           (71,515)           (35,505)          (142,930)
                                                    ____________       ____________        ___________        ___________
    Net revenue                                     $  3,946,501       $  3,532,387        $ 8,455,497        $ 6,920,915

Cost of revenue
    Cost of leases                                  $  2,615,392       $  2,821,072        $ 5,706,613        $ 5,146,128
    Commissions                                          308,142            106,938            640,959            270,288
    Cost of sales                                        346,308            185,873            671,585            397,295
    Other                                                      -             28,546                  -             55,190
                                                    ____________       ____________        ___________        ___________
Cost of revenue                                        3,269,842          3,142,429          7,019,157          5,868,901
Gross profit                                        $    676,660       $    389,958        $ 1,436,340        $ 1,052,014
                                                    ____________       ____________        ___________        ___________
Operating, general, and administrative
expenses
General, administrative and selling expenses        $  1,019,339       $  1,554,434        $ 2,393,081        $ 2,645,059
Depreciation and amortization                            313,213              2,143            621,798              3,114
                                                    ____________       ____________        ___________        ___________
    Total operating, general, and                   $  1,332,552       $  1,556,577        $ 3,014,879        $ 2,648,173
administrative expenses

Net Operating Loss                                  $   (655,893)      $ (1,166,619)       $(1,578,539)       $(1,596,159)

Non-operating income (expense)
Interest income                                            5,818                822             11,383                822
Interest expense                                         (37,651)            (3,231)           (41,870)            (3,414)
                                                    ____________       ____________        ___________        ___________
Net loss before income taxes                        $   (687,725)      $ (1,169,028)       $(1,609,026)       $(1,598,751)

Provision (benefit) for income taxes                           -           (554,000)                 -           (639,000)

Net loss after income taxes                             (687,725)          (615,028)        (1,609,026)          (959,751)
                                                    ____________       ____________        ___________        ___________

Preferred stock dividends                                130,351                  -            875,671                  -
                                                    ____________       ____________        ___________        ___________

Net loss allocable to common shareholders           $   (818,076)      $   (615,028)       $(2,484,696)       $  (959,751)
                                                    ============       ============        ===========        ===========

Net loss per share, basic and diluted               $       (.03)      $       (.03)       $      (.09)       $      (.05)
                                                    ============       ============        ===========        ===========

Average number of shares of common stock              29,337,395         20,567,605         29,209,047         19,529,486
outstanding

Preferred dividends per share                       $       2.10       $          -        $     14.12        $         -
                                                    ============       ============        ===========        ===========




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                        Six Months Ended June 30,
                                                                               2005             2004
                                                                     ______________      ___________

Cash Flows From
Operating Activities

    Net loss                                                         $   (1,609,026)     $ (959,751)

    Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation and amortization                                           621,798            3,114
    Income tax benefit                                                            -         (639,000)
    Allowance for doubtful accounts                                         (12,812)          16,423
    Accumulated depreciation of sold asset                                     (438)               -

Changes in assets and liabilities
    (Increase) decrease in accounts receivable                              107,805          (51,811)
    (Increase) decrease in inventory                                         87,174           (1,816)
    (Increase) decrease in other receivables                                 13,127         (514,962)
    (Increase) decrease in prepaid expenses                                   8,564          (15,672)
    (Increase) in deposits                                                 (114,321)               -
    (Decrease) in bank overdraft                                                  -         (132,596)
    (Decrease) in accounts payable                                         (213,260)         (71,820)
    Increase (decrease) in accrued expenses                                (335,179)         257,835
                                                                     ______________      ___________

         Net cash (used in) operating activities                     $   (1,446,568)     $(2,110,056)
                                                                     ______________      ___________

Cash Flows From Investing Activities:
    Purchase of merchant portfolios                                  $      (43,000)               -
    Purchase of equipment                                                   (78,648)         (27,390)
                                                                     ______________      ___________

         Net cash (used in) investing activities                     $     (121,648)     $   (27,390)
                                                                     ______________      ___________

Cash Flows From Financing Activities:
    Increase in related party payable, net                           $       79,705      $   (25,033)
    Payments on notes payable                                                (3,602)               -
    Payments on related party notes payable                                (546,860)               -
    Preferred dividends paid                                               (146,074)               -
    Proceeds from preferred stock                                         1,725,461                -
    Proceeds from common stock                                                    -        3,517,586
                                                                     ______________      ___________

         Net cash provided by financing activities                   $    1,108,630      $ 3,492,553
                                                                     ______________      ___________

         Net increase (decrease) in cash                             $     (459,587)     $ 1,355,107

Cash, beginning of period                                            $    2,115,491      $    12,408
                                                                     ______________      ___________

Cash, end of period                                                  $    1,655,904      $ 1,367,515
                                                                     ==============      ===========

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest                                               $       32,283      $         -

Cash paid for income taxes                                           $            -      $         -






    INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (CONTINUED)
                          (UNAUDITED)


Supplemental Disclosure of Cash Flow Information:

Accrued preferred stock dividend                                     $       33,123      $         -

Calculated beneficial conversion feature associated with
  September 2004 financing issuance in 2005                          $      304,016      $         -

Calculated beneficial conversion feature associated with
  December 2004 financing issuance in 2005                           $      392,458      $         -


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



                                         Common Shares                         Warrants
                                   Shares             Price           Shares       Exercise Price
                                  ________            _____         _________      ______________

Relating to Equity Financing
  Commenced May 24, 2004           929,242              -             250,000          $0.47
Relating to Equity Financing
  Commenced September 13, 2004           -              -             638,297          $0.47
Relating to Equity Financing
  Commenced September 13, 2004           -              -             638,297          $0.75
Relating to Equity Financing
  Commenced December 3, 2004             -              -           1,361,702          $0.47
Relating to Equity Financing
  Commenced December 3, 2004             -              -           1,361,702          $0.75
Relating to Equity Financing
  Commenced September 13, 2004
  and December 3, 2004
  for Placement Fees                     -              -           1,978,723          $0.47



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

The Company has declared Preferred Stock Dividends in 2005 of $875,671, of which $146,074 have been paid in cash, $33,123 was accrued and $696,474 represents the beneficial conversion feature charged as a return to capital discussed above.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3.  INCOME TAXES

The Company incurred operating losses for the quarter and six-months ended June 30, 2005. A valuation allowance has been established to reserve the net deferred tax asset since management does not believe it is more likely than not that they will be realized.

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

We have financed our operations during the current six-month period primarily through the receipt of proceeds from preferred stock and use of cash on hand. As of June 30, 2005, we had total current liabilities of $2,443,238 compared to $1,635,459 as of December 31, 2004 , which included $1,584,893 in outstanding notes payable, a portion of which was long-term in the Company's 2004 Annual Report on Form 10-KSB.

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

                                    INTERNATIONAL CARD ESTABLISHMENT, INC.





DATED: October 25, 2005             By: /s/ WILLIAM LOPSHIRE
                                       ___________________________________
                                            William Lopshire
                                            Chief Executive Officer
                                            (Principal Executive Officer)



DATED: October 25, 2005             By: /s/ HUGH WAIN SWAPP
                                       ___________________________________
                                            Hugh Wain Swapp
                                            Chief Financial Officer
                                            (Principal Accounting Officer)