Form 10QSB
period 2005-09-30
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2005-11-14
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At November 11, 2005, there were outstanding 29,307,392 shares of the Registrant's Common Stock, $.0005 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                TABLE OF CONTENTS


                                                                            Page
PART I -  FINANCIAL INFORMATION
Item 1.   Financial Statements                                                3
Item 2.   Management's Discussion and Analysis or Plan of Operation          12
Item 3.   Controls and Procedures                                            16
PART II - OTHER INFORMATION
Item 1.   Legal Proceedings                                                  17
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        17
Item 3.   Defaults Upon Senior Securities                                    17
Item 4.   Submission of Matters to a Vote of Security Holders                17
Item 5.   Other Information                                                  17
Item 6.   Exhibits                                                           17
SIGNATURES                                                                   18

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                       September 30,     December 31,
                                                                                                2005             2004
                                                                                       _____________     ____________

ASSETS

CURRENT ASSETS
     Cash                                                                               $    660,409     $  2,115,491
     Accounts receivable, trade, net of allowance   of $9,168 and $18,805
       at September 30, 2005 and December 31, 2004, respectively                             448,852          502,685
     Inventory                                                                                77,012          163,172
     Other receivables                                                                       123,428          448,947
        Prepaid assets                                                                       458,786           23,407
                                                                                        ____________     ____________
            Total current assets                                                           1,768,487        3,253,702
                                                                                        ____________     ____________

OFFICER RECEIVABLE                                                                                 -            3,372
FIXED ASSETS, net of accumulated depreciation of $45,936 and $18,010
  at September 30, 2005 and December 31, 2004, respectively                                  170,828          145,652
INTANGIBLE ASSETS, net of accumulated amortization of $1,234,166
    and $342,291 at September 30,2005 and December 31,2004, respectively                   6,403,084        7,160,194
GOODWILL                                                                                   2,773,192        2,773,192
DEPOSITS                                                                                     143,070           31,344
                                                                                        ____________     ____________

                   Total assets                                                         $ 11,258,661     $ 13,367,456
                                                                                        ============     ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable                                                                   $    383,368     $    471,509
     Accrued expenses                                                                        420,274          825,821
     Current portion of notes payable                                                          8,152           13,844
     Current portion of notes payable, related parties                                     1,564,650          324,285
     Due to officer                                                                           76,333                -
                                                                                        ____________     ____________

            Total current liabilities                                                   $  2,452,777     $  1,635,459

LONG-TERM DEBT, RELATED PARTY, net of current portion                                   $          -     $  1,797,225
                                                                                        ____________     ____________

                   Total liabilities                                                    $  2,452,777     $  3,432,684
                                                                                        ____________     ____________

STOCKHOLDERS' EQUITY
     Preferred stock:  $.0005 par value; authorized 5,000,000 shares;
        issued and outstanding:  62,000 at September 30, 2005
        and December 31, 2004, respectively                                             $         31     $         31
     Common stock: $.0005 par value; authorized 100,000,000 shares;
        issued and outstanding: 29,337,392 and 28,408,150 shares
        at September 30, 2005 and December 31, 2004, respectively                       $     14,669     $     14,204
     Preferred stock subscription receivable                                                       -       (1,780,920)
     Additional paid-in capital                                                           17,988,490       17,347,941
     Accumulated deficit                                                                  (9,197,306)      (5,646,484)
                                                                                        ____________     ____________
            Total stockholders' equity                                                  $  8,805,884     $  9,934,772
                                                                                        ____________     ____________

                   Total liabilities and
                   stockholders' equity                                                 $ 11,258,661     $13,367,456
                                                                                        ============     ============


See accompanying notes to these financial statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            Three Months Ended                      Nine Months Ended
                                                               September 30,                          September 30,
                                                          2005              2004                 2005              2004
                                                       ___________       ___________          ___________       ___________

Sales of leases                                        $ 5,774,730       $ 3,099,257          $ 9,497,093       $ 8,689,440
Merchant services revenues                               1,979,727           710,242            2,794,059         2,183,905
Less:  sales returns and allowances                        (14,791)          (49,107)             (42,490)         (192,037)
                                                       ___________       ___________          ___________       ___________
    Net revenue                                        $ 7,739,666       $ 3,760,392          $12,248,662       $10,681,308

Cost of revenue
    Cost of leases                                     $ 5,026,600       $ 2,810,736          $ 8,117,821       $ 7,956,865
    Commissions                                            598,183           174,590              931,000           444,878
    Cost of sales                                        1,028,051           210,885            1,353,328           608,180
    Other                                                        -            24,826                    -            80,016
                                                       ___________       ___________          ___________       ___________
Cost of revenue                                          6,652,834         3,221,037           10,402,149         9,089,939
Gross profit                                           $ 1,086,832       $   539,355          $ 1,846,513       $ 1,591,369
                                                       ___________       ___________          ___________       ___________
Operating, general, and administrative
expenses
General, administrative and selling expenses           $ 2,052,201       $ 1,123,773          $ 3,425,944       $ 3,768,832
Depreciation and amortization                              625,560             8,677              934,144            11,791
                                                       ___________       ___________          ___________       ___________
    Total operating, general, and                      $ 2,677,761       $ 1,132,450          $ 4,360,088       $ 3,780,623
administrative expenses

Net Operating Loss                                     $(1,590,929)      $  (593,095)         $(2,513,575)      $(2,189,254)

Non-operating income (expense)
Interest income                                              8,775             1,642               14,340             2,464
Interest expense                                           (70,119)          (12,229)             (74,338)          (15,643)
                                                       ___________       ___________          ___________       ___________
Net loss before income taxes                          $ (1,652,273)      $  (603,682)         $(2,573,573)      $(2,202,433)

Provision (benefit) for income taxes                             -          (241,000)                   -          (880,000)

Net loss after income taxes                             (1,652,273)         (362,682)          (2,573,573)       (1,322,433)
                                                       ___________       ___________          ___________       ___________

Preferred stock dividends                                  231,929                 -              977,249                 -
                                                       ___________       ___________          ___________       ___________

Net loss allocable to common shareholders              $(1,884,202)      $  (362,682)         $(3,550,822)      $(1,322,433)
                                                       ===========       ===========          ===========       ===========

Net loss per share, basic and diluted                  $     (0.06)      $     (0.01)         $     (0.12)      $     (0.06)

                                                       ===========       ===========          ===========       ===========

Average number of shares of common stock                29,337,395        24,563,483           29,252,300        21,219,733
outstanding

Preferred dividends per share                          $      3.74       $         -          $     15.76       $         -
                                                       ===========       ===========          ===========       ===========


See accompanying notes to these financial statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             Nine Months Ended
                                                                               September 30,
                                                                           2005              2004
                                                                       ____________      ____________

Cash Flows From
Operating Activities

    Net loss, before preferred stock dividends                         $ (2,573,574)     $ (1,322,433)

    Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation and amortization                                           934,144            11,791
    Income tax benefit                                                            -          (880,000)
    Allowance for doubtful accounts                                          (9,638)           14,811
    Accumulated depreciation of sold asset                                  (14,344)                -

Changes in assets and liabilities
    (Increase) decrease in accounts receivable                               63,471          (156,953)
    (Increase) decrease in inventory                                         86,160           (22,657)
    (Increase) decrease in other receivables                                325,519          (126,133)
    (Increase) in prepaid expenses                                         (435,379)          (12,293)
    (Increase) in deposits                                                 (111,726)                -
    (Decrease) in bank overdraft                                                  -          (132,596)
    (Decrease) in accounts payable                                          (88,140)         (157,211)
    Increase (decrease) in accrued expenses                                (405,546)          122,109
                                                                       ____________      ____________

         Net cash (used in) operating activities                       $ (2,229,053)     $ (2,661,565)
                                                                       ____________      ____________

Cash Flows From Investing Activities:
    Purchase of merchant portfolios                                    $   (134,765)                -
    Acquisition of NEOS, net of related assets                                    -          (433,246)
    Purchase of equipment                                                   (53,101)          (29,232)
                                                                       ____________      ____________

         Net cash (used in) investing activities                       $   (187,866)     $   (462,478)
                                                                       ____________      ____________

Cash Flows From Financing Activities:
    Related party payable, net                                         $     79,705      $    (25,033)
    Payments on notes payable                                                (5,693)         (520,000)
    Payments on related party notes payable                                (556,860)                -
    Preferred dividends paid                                               (280,777)                -
    Proceeds from preferred stock                                         1,725,462                 -
    Proceeds from common stock                                                    -         5,188,586
                                                                       ____________      ____________

         Net cash provided by financing activities                     $    961,837      $  4,643,553
                                                                       ____________      ____________

         Net increase (decrease) in cash                               $ (1,455,082)     $  1,519,210

Cash, beginning of period                                              $  2,115,491      $     12,408
                                                                       ____________      ____________

Cash, end of period                                                    $    660,409      $  1,531,918
                                                                       ============      ============

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest                                                 $     69,815      $      3,414


See accompanying notes to these financial statements.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)


Supplemental Disclosure of Cash Flow Information:

Calculated beneficial conversion feature associated with
  September 2004 financing issuance in 2005                  $304,016     $    -

Calculated beneficial conversion feature associated with
  December 2004 financing issuance in 2005                   $392,458     $    -

See accompanying notes to these financial statements.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements of International Card Establishment, Inc. (the "Company") should be read in conjunction with the Company's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 2004. Significant accounting policies disclosed therein have not changed except as noted below.

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company at September 30, 2005 and December 31, 2004, the condensed consolidated results of its operations and cash flows for the three and nine months ended September 30, 2005 and 2004. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

In order for International Card Establishment to properly account for the issued and outstanding shares of common stock, International Card Establishment effectively received a 1 for 2 reverse split contemporaneously with the merger. Accordingly, the accompanying condensed consolidated financial statements have been retroactively restated to reflect the 1 for 2 reverse stock split as if it occurred as of International Card Establishment's date of inception.

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

Upon the completion of the above transactions, International Card Establishment, Inc. a Nevada Corporation, INET, NEOS and GTL are wholly owned subsidiaries of the Company. Accordingly, the accompanying financial statements include the results of International Card Establishment for all periods presented and the results of INET, NEOS and GTL from the date of the acquisitions. There are no additional mergers or acquisitions in 2005.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS OPERATIONS
The Company is a provider of diversified products and services to the electronic transaction processing industry, offering merchant accounts for the acceptance and processing of credit and debit cards, as well as a proprietary "smart card" based gift and loyalty program. The Company's Merchant Card Services division establishes "merchant accounts" for businesses that enable those businesses to accept credit cards, debit cards, and other forms of electronic payments from their customers; supplies the necessary card readers and other point-of-sale transaction systems; facilitates processing for the accounts; and, provides e-commerce solutions. Through its NEOS Subsidiary, the Company also markets a proprietary "Smart Card"-based system that enables merchants to economically offer store-branded gift and loyalty cards - one of the fastest growing product categories in the industry. GTL is an equipment leasing firm that specializes in financing point-of-sale transaction systems.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

INTANGIBLES
The Company has entered into agreements with Independent Sales Organizations (ISO's) to purchase Merchant Portfolios. The cost to acquire the legal rights to the Merchant Portfolios is capitalized as an intangible asset and amortized over the estimated useful life of the Merchant Portfolio. The estimated useful life is defined as the actual census of the Merchant Portfolio as of the Company's year-end. Costs capitalized for these types of Merchant Portfolios as of September 30, 2005 were $134,765.

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

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2.  STOCKHOLDER'S EQUITY

The authorized common stock of the Company consists of 100,000,000 shares of common shares with par value of $0.0005 and 5,000,000 shares of preferred stock with a par value of $0.0005.

As disclosed in the Company's Annual Report on Form 10-KSB/A, the Company issued common stock and warrants in the first quarter of 2005 as follows. No additional issuances of common stock, preferred stock or warrants were issued in the second quarter of 2005.
                                                                        Warrants
                                     Common Shares                      Exercise
                                    Shares     Price       Shares       Price
  Relating to Equity Financing
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

The Company has declared Preferred Stock Dividends in 2005 of $977,249, of which $280,775 have been paid in cash, and $696,474 represents the beneficial conversion feature charged as a return to capital discussed above.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3.  INCOME TAXES

The Company incurred operating losses for the quarter and nine-months ended September 30, 2005. A valuation allowance has been established to reserve the net deferred tax asset since management does not believe it is more likely than not that they will be realized.

As of December 31, 2004, for U.S. federal income tax return purposes, the Company has a net operating loss carry forward of $7,626,500, which will expire between 2022 and 2024.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

During the third quarter 2005, the Company entered into additional ISO agreements which increases their monthly obligations by approximately $112,000, a portion of which was prepaid.

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

OVERVIEW

We are a rapidly growing provider of credit and debit card-based payment processing services, Gift & Loyalty products and micro ticket leasing services to small merchants. As of September 30, 2005, we provided our services to numerous ISOs and thousands of merchants located across the United States. Our payment processing services enable our merchants to process traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone. Our microticket leasing services allow small merchants to finance the cost of POS equipment capable of reading a cardholder's account information from the card's magnetic stripe or computer chip and sending that information electronically for authorization and processing.

For additional detailed discussion regarding the Company's business and business trends affecting the Company and certain risks inherent in the Company's business, see "Item 6: Management's Discussion and Analysis or Plan of Operations" in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2004.

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

On April 28, 2005, the Company entered into an agreement with an ISO to purchase a Merchant Portfolio. Cost capitalized in association with this purchase was for approximately $104,800 as of September 30, 2005.

During the third quarter 2005, the Company entered into additional ISO agreements which increase their monthly obligations by approximately $112,000, a portion of which was prepaid.

CRITICAL ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, impacting our reported results of operations and financial position. Our significant accounting policies are more fully described in Note 1 to our condensed consolidated financial statements included in Item 1. The critical accounting policies described here are those that are most important to the depiction of our financial condition and results of operations and their application requires management's most subjective judgment in making estimates about the effect of matters that are inherently uncertain.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 ("2005") COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004 ("2004")

For the three-month period ended September 30, 2005, the Company generated net revenues of $7,739,666 as compared to net revenues of $3,760,392 or the same three-month period ended September 30, 2004. The Company's cost of revenues aggregated to $6,652,834 as compared to $3,221,037 for the three-month period ended September 30, 2004 and yielded a gross profit of $1,086,832 as compared to $539,355 for the three-month period ended September 30, 2004. The Company's operating, general and administrative costs aggregated to $2,052,201 for the three-months ended September 30, 2005 as compared to $1,123,773 for the same period in 2004, resulting in a net operating loss of $1,590,929 for the three-month period ended September 30, 2005 as compared to a net operating loss of $593,095 for the three-month period ended September 30, 2004.

The Company's cash position decreased to $660,409 at September 30, 2005 from a balance of $2,115,491 as of December 31, 2004. The Company received $0 in net proceeds from the 2004 sale of its preferred stock during the three-month period ended September 30, 2005. The Company did not have any common stock transactions resulting in proceeds received in 2005; transactions as of September 30, 2004 resulted in common stock proceeds of $1,671,000 during the three-month period ended September 30, 2004. The Company issued zero common shares during the three-month period ended September 30, 2005 compared to 4,981,826 common shares during the three-month period ended September 30, 2004. Management believes that it will be able to fund the company through its present cash position and the continuation of revenue producing activities by its subsidiaries ICE, GTL, and NEOS. We will need to seek further capital through the sale of our capital stock and/or the issuance of debt in order to continue to grow the Company.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 ("2005") COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004 ("2004")

For the nine-month period ended September 30, 2005, the Company generated net revenues of $12,248,662 as compared to net revenues of $10,681,308 for the same nine-month period ended September 30, 2004. The company's cost of revenues aggregated to $10,402,149 as compared to $9,089,939 for the nine-month period ended September 30, 2004 and yielded a gross profit of $1,846,513 as compared to $1,591,369 for the nine-month period ended September 30, 2004. The Company's operating, general and administrative costs aggregated to $3,425,944 for the nine-months ended September 30, 2005 as compared to $3,768,832 for the same period in 2004, resulting in a net operating loss of $2,513,575 for the nine-month period ended September 30, 2005 as compared to a net operating loss of $2,189,254 for the nine-month period ended September 30, 2004.

The Company's cash position decreased to $660,409 at September 30, 2005 from a balance of $2,115,491 as of December 31, 2004. The Company received $1,725,462 in net proceeds from the 2004 sale of its preferred stock during the nine-month period ended September 30, 2005. The Company did not have any common stock transactions resulting in proceeds received in 2005; transactions as of September 30, 2004 resulted in common stock proceeds of $5,188,586 during the nine-month period ended September 30, 2004. The Company issued 929,242 common shares during the nine-month period ended September 30, 2005 compared to approximately 10,796,000 common shares during the nine-month period ended September 30, 2004. Management believes that it will be able to fund the company through its present cash position and the continuation of revenue producing activities by its subsidiaries ICE, GTL, and NEOS. We will need to seek further capital through the sale of our capital stock and/or the issuance of debt in order to continue to grow the Company.

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

We have financed our operations during the current nine-month period primarily through the receipt of proceeds from preferred stock and use of cash on hand. As of September 30, 2005, we had total current liabilities of $2,452,777 compared to $1,635,459 as of December 31, 2004, which included $1,572,802 in outstanding notes payable, a portion of which was long-term in the Company's 2004 Amended Annual Report on Form 10-KSB/A.

We had $660,409 cash on hand as of September 30, 2005 compared to $2,115,491 cash on hand as of December 31, 2004. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and planned expansion. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

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

                                     INTERNATIONAL CARD ESTABLISHMENT, INC.





DATED: November 14, 2005             BY: /s/ WILLIAM LOPSHIRE
                                         _______________________________________
                                             William Lopshire
                                             Chief Executive Officer
                                             (Principal Executive Officer)



DATED: November 14, 2005             BY: /s/ HUGH WAIN SWAPP
                                         _______________________________________
                                             Hugh wain swapp
                                             Chief Financial Officer
                                             (Principal Accounting Officer)