Form 10KSB/A
period 2004-12-31
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2005-11-22
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-KSB/A

                                  Amendment #2


  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Fiscal Year Ended: December 31, 2004

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM __ TO __

                          COMMISSION FILE NO. 000-33129

                     INTERNATIONAL CARD ESTABLISHMENT, INC.

        (Exact Name of Small Business Issuer as Specified in its Charter)



           Delaware                                              95-4581903
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 555 Airport Way, Suite A
 Camarillo, California                                                  93010
----------------------------------------                              ----------
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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


                                EXPLANATORY NOTE

This Amended Annual Report on Form 10-KSB/A is being filed to include an intangible asset write down in the amount of $600,000 in the Consolidated Statements of Cash Flows for the year ended December 31, 2004 which was inadvertently not reported in the previously Amended Annual Report on Form 10-KSB/A filed by the Company on October 25, 2005. In addition, the Company has revised the Consolidated Statements of Operations to disclose (i) a net operating loss of $(3,641,591) for the year ended December 31, 2004, which was previously reported as $(3,461,591), and (ii) a net loss before income tax benefit of $(3,648,184) for the year ended December 31, 2004, which was previously reported as $(3,468,184).




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



                                                    High           Low
                                                    ----           ----
2004
        First Quarter                               1.39           0.80
        Second Quarter                              1.32           1.05
        Third Quarter                               1.09           0.62
        Fourth Quarter                              0.75           0.45

2003
        First Quarter                               0.64           0.24
        Second Quarter                              0.80           0.44
        Third Quarter                               0.94           0.58
        Fourth Quarter                              0.98           0.76



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

We do not have any of the following:

o Off-balance sheet arrangements.

o Certain trading activities that include non-exchange traded contracts accounted for at fair value.

o Relationships and transactions with persons or entities that derive benefits from any non-independent relationships other than related party transactions discussed herein.

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

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004
                                DECEMBER 31, 2003

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES

                                    CONTENTS



REPORT OF THE INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM ON THE
CONSOLIDATED FINANCIAL STATEMENTS                                            F-1
--------------------------------------------------------------------------------



CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets                                               F-2

   Consolidated Statements of Operations                                     F-3

   Consolidated Statements of Stockholders' Equity                           F-4

   Consolidated Statements of Cash Flows                                     F-5

   Notes to Consolidated Financial Statements                             F-7-24
--------------------------------------------------------------------------------



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

KYLE L. TINGLE, CPA, LLC

May 5, 2005
Las Vegas, Nevada

EXCEPT FOR NOTE 7, NOTE 9 AND NOTE 12, IN WHICH THE DATE IS SEPTEMBER 22, 2005.




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,     December 31,
                                                                                                2004             2003
                                                                                       -------------     ------------

                                     ASSETS

CURRENT ASSETS
     Cash                                                                              $   2,115,491     $     12,408
     Accounts receivable, trade, net of allowance                                            502,685          160,914
     Inventory                                                                               163,172           12,832
     Other receivables                                                                       448,947          233,016
        Prepaid assets                                                                        23,407            8,347
                                                                                       -------------     ------------
            Total current assets                                                           3,253,702          427,517
                                                                                       -------------     ------------

OFFICER RECEIVABLE                                                                             3,372           44,967
FIXED ASSETS, Net                                                                            145,652           18,095
INTANGIBLE ASSETS                                                                          7,160,194        2,050,000
GOODWILL                                                                                   2,773,192        2,685,213
DEPOSITS                                                                                      31,344                -
DEFERRED INCOME TAXES                                                                                         114,000
                                                                                       -------------     ------------

                   Total assets                                                        $  13,367,456     $  5,339,792
                                                                                       =============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Outstanding checks in excess of bank balance                                      $           -     $    132,596
     Accounts payable                                                                        471,509          256,224
     Accrued expenses                                                                        825,821          497,222
     Current portion of notes payable                                                         13,844                -
     Current portion of notes payable, related parties                                       324,285           78,650
     Due to related party                                                                          -           70,000
                                                                                       -------------     ------------

            Total current liabilities                                                  $   1,635,459     $  1,034,692

LONG-TERM DEBT, RELATED PARTY                                                          $   1,797,225     $          -
                                                                                       -------------     ------------

                   Total liabilities                                                   $   3,432,684     $  1,034,692

STOCKHOLDERS' EQUITY
     Preferred stock:  $.0005 par value; authorized 5,000,000 shares;
        issued and outstanding:  62,000 and no shares at
        December 31, 2004 and 2003, respectively                                       $          31     $          -
     Common stock: $.0005 par value; authorized 100,000,000 shares;
        issued and outstanding: 28,408,150 and 12,630,250 shares
        at December 31, 2004 and 2003, respectively                                    $      14,204     $      6,315
     Common stock subscribed, 0 and 375,857 shares
        at December 31, 2004 and 2003, respectively                                                -          263,100
     Common stock to be issued in acquisition of GlobalTech
        Leasing, Inc., 5,000,000 shares at December 31, 2003                                       -        4,520,000
     Preferred stock subscription receivable                                              (1,780,920)               -
     Additional paid-in capital                                                            17,347,941                -
     Accumulated deficit                                                                  (5,646,484)        (484,315)
                                                                                       -------------     ------------
            Total stockholders' equity                                                 $   9,934,772     $  4,305,100
                                                                                       -------------     ------------

                   Total liabilities and
                   stockholders' equity                                                $  13,367,456     $  5,339,792
                                                                                       =============     ============


See Accompanying Notes to Consolidated Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Years ended
                                                       December 31,     December 31,
                                                               2004             2003
                                                      -------------     ------------

Sales of leases                                       $  11,329,287     $          -
Merchant services revenues                                3,663,884        1,283,210
Less:  sales returns and allowances                        (239,168)         (90,628)
                                                      -------------     ------------
   Net revenue                                        $  14,754,003     $  1,192,582


Cost of revenue
   Cost of leases                                     $  10,133,728     $          -
   Commissions                                              914,677          146,865
   Cost of sales                                          1,204,067          252,628
   Other                                                     80,016           10,337
                                                      -------------     ------------
           Cost of revenue                               12,332,488          409,830

           Gross profit                               $   2,421,515     $    782,752
                                                      -------------     ------------


Operating, general, and administrative expenses
   General, administrative and selling expenses       $   5,704,018     $  1,322,783
   Depreciation and amortization                            359,088            1,213
                                                      -------------     ------------
           Total operating, general, and
           administrative expenses                    $   6,063,106     $  1,323,996
                                                      -------------     ------------


           Net operating loss                         $  (3,641,591)    $   (541,244)

Non-operating income (expense)
   Interest income                                            5,148                -
   Interest expense                                         (11,741)          (5,652)
                                                      -------------     ------------

           Total nonoperating income (loss)           $      (6,593)    $     (5,652)
                                                      -------------     ------------

   Net loss before income tax benefit                 $  (3,648,184)    $   (546,896)

   Income tax expense (benefit)                             114,000         (114,000)
                                                      -------------     ------------

   Net loss                                           $  (3,762,184)    $   (432,896)

   Dividends paid on preferred shares                     1,399,985                -
                                                      -------------     ------------

   Net loss allocable to common shareholders          $  (5,162,169)    $   (432,896)
                                                      =============     =============

   Net loss allocable to common shareholders
   per share, basic and diluted                       $       (0.22)    $      (0.04)
                                                      =============     ============

   Average number of shares
   of common stock outstanding                           23,018,879        9,716,250
                                                      =============     ============


See Accompanying Notes to Consolidated Financial Statements.


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                Common or
                           Preferred Stock      Common Stock      Additional    Preferred      Common
                         _________________  ___________________    Paid-In        Stock       Stock for   Accumulated
                           Shares   Amount    Shares    Amount     Capital     Subscribed    Acquisition    Deficit        Total
                         -----------------  ----------  -------   ----------   -----------   -----------  -----------   -----------

Balance, December 31,
    2002                          -  $  -    7,000,000  $ 3,500   $    16,500  $         -   $         -  $   (17,416)  $     2,584
Contribution of Capital
    by Shareholders                                                    60,000                                                60,000
Recapitalization of
    common stock in
    connection  with
    merger,iNetEvents,
    Inc.                                     5,630,250    9,130       (82,815)                                (34,003)     (107,688)
July 30, 2003 reverse
    stock split 1:2
    shares                                               (6,315)        6,315
Common stock subscribed
    through private
    placement                                                                      263,100                                  263,100
Acquisition of GlobalTech
    Leasing, Inc.                                                                              4,520,000                  4,520,000
Net loss, December 31,
    2003                                                                                                     (432,896)     (432,896)
                         ----------   ----   ----------  -------   -----------  -----------   -----------  -----------  -----------

Balance, December 31,
    2003                          -  $  -   12,630,250  $ 6,315   $         -  $   263,100   $ 4,520,000  $  (484,315)  $ 4,305,100
                         ==========  ====   ==========  =======   ===========  ===========   ===========  ===========   ===========

Issued common stock
   subscribed from
   2003                                        375,857      188       262,912     (263,100)                                       -
Issued stock in acqui-
    sition of Global-
    Tech Leasing, Inc.                       5,000,000    2,500     4,517,500                 (4,520,000)                         -
Issued stock through
    private placement                          885,141      442       604,144                                               604,586
Issued stock for
   services and payment
   of debt                                     120,000       60       131,440                                               131,500
Issued stock through
    private placement                        4,415,076    2,208     2,488,630                                             2,490,838
Issuance of stock in
    acquisition of NEOS
    Merchant Solutions                       4,981,826    2,491     2,777,368                                             2,779,859
Issuance of preferred
   shares                    30,000    15                           3,128,133                                             3,128,133
Issuance of preferred
   shares                    32,000    16                           3,437,814                                             3,437,814
Preferred stock
   subscription recei-
   vable                                                                        (1,780,920)                              (1,780,920)
Preferred stock
   dividend                                                                                                (1,399,985)   (1,399,985)
Net loss, December 31,
   2004                                                                                                    (3,762,184)   (3,762,184)
                         ----------   ----   ----------  -------   -----------  -----------   -----------  -----------   -----------

Balance, December 31,
   2004                      62,000  $ 31   28,408,150  $14,204   $17,347,941  $(1,780,920)  $         -  $(5,646,484)  $ 9,934,772
                         ==========  ====   ==========  =======   ===========  ===========   ===========  ===========   ===========


See Accompanying Notes to Consolidated Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Years ended
                                                        December 31,     December 31,
                                                                2004             2003
                                                        ------------     ------------

Cash Flows From
Operating Activities

    Net loss                                             $(3,762,184)     $  (432,896)

    Adjustments to reconcile net loss to cash
          used in operating activities:
    Depreciation and amortization                            359,088            1,213
    Income tax expense (benefit)                             114,000        (114,000)
    Allowance for doubtful accounts                           16,860           (5,555)
    Intangible asset write down                              600,000
Changes in assets and liabilities
    (Increase) in accounts receivable                       (249,179)         (51,696)
    (Increase) in inventory                                  (42,943)         (12,832)
    (Increase) in other receivables                         (120,918)        (233,016)
    (Increase) decrease in prepaid expenses                   (9,878)             196
    (Increase) in deposits                                   (31,344)               -
    Increase (decrease) in bank overdraft                   (132,596)         112,013
    Increase (decrease) in accounts payable                 (148,496)         189,037
    Increase in accrued expenses                              97,688          475,370
                                                         -----------      -----------

         Net cash (used in) operating activities         $(3,309,902)     $   (72,166)
                                                         -----------      -----------

Cash Flows From Investing Activities
    Acquisitions, net of cash related assets             $  (433,246)     $  (298,217)
    Purchase of equipment                                    (82,907)          (5,309)
                                                         -----------      -----------

         Net cash (used in) investing activities         $  (516,153)     $  (303,526)
                                                         -----------      -----------

Cash Flows From Financing Activities
    Related party receivables, net                       $  (135,166)     $    65,000
    Contribution of capital                                        -           60,000
    Notes payable, net                                        10,249                -
    Payments on related party notes payable                 (578,650)               -
    Dividends paid                                           (27,298)               -
    Proceeds from preferred and common stock               6,660,003          263,100
                                                         -----------      -----------

         Net cash provided by financing activities       $ 5,929,138      $   388,100
                                                         -----------      -----------

         Net increase in cash                            $ 2,103,083      $    12,408

Cash, beginning of period                                $    12,408      $         -
                                                         -----------      -----------

Cash, end of period                                      $ 2,115,491      $    12,408
                                                         ===========      ===========

Supplemental Cash Flow Disclosures:

Cash paid for interest                                   $     8,771      $     5,652

Cash paid for income taxes                               $         -      $         -


See Accompanying Notes to Consolidated Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


                                                                 Years ended
                                                        December 31,     December 31,
                                                                2004             2003
                                                        ------------     ------------

Supplemental Schedule of Non-cash Investing and
Financing Activities

Acquisition of iNetEvents, Inc. by issuance
    of 5,630,250 shares of common stock                  $         -      $   107,688

Acquisition of GlobalTech Leasing, Inc. by issuance
    of 5,000,000 shares of common stock                  $         -      $ 4,520,000

Notes payable issued in acquisition of NEOS Merchant
    Solutions, Inc.                                      $ 2,000,000      $         -

Acquisition of NEOS Merchant Solutions, Inc. by          $ 2,779,859      $         -
    issuance of 4,981,826 shares of common stock

Preferred stock subscription receivable                  $ 1,780,920      $         -

Calculated beneficial conversion feature associated
    with September 2004 financing                        $   590,148      $         -

Calculated beneficial conversion feature associated
    with December 2004 financing                         $   761,830      $         -




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

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. ACCOUNTS RECEIVABLE

Accounts receivable and allowance for doubtful accounts consist of the following:



                                                        Years ended
                                             December 31,     December 31,
                                                     2004             2003
                                            -------------    -------------

Accounts Receivable                         $     521,490    $     162,859
Less: allowance for doubtful accounts             (18,805)          (1,945)
                                            -------------    -------------
                                            $     502,685    $     160,914
                                            =============    =============



NOTE 3. FIXED ASSETS

Fixed assets and accumulated depreciation consist of the following:



                                                        Years ended
                                             December 31,     December 31,
                                                     2004             2003
                                            -------------    -------------

Furniture and fixtures                      $      15,650    $      19,308
Equipment and machinery                           148,012                -
                                            -------------    -------------
         Subtotal                                 163,662           19,308
Accumulated Depreciation                          (18,010)          (1,213)
                                            -------------    -------------
                                            $     145,652    $      18,095
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





                                             December 31, 2004            December 31, 2003
                              --------------------------------   -------------------------------
                                                  Accumulated                        Accumulated
                                    Gross        Amortization      Gross            Amortization
                              -------------      ------------    -------------     -------------

Merchant portfolio            $     900,000      $    (60,000)   $   1,500,000     $           -
Merchant portfolio (15 years)     2,787,485           (46,458)               -                 -
Software and technology (3years)  2,830,000          (235,833)                -                 -
Tradename                           935,000                 -          500,000                 -
Internet domain                      50,000                 -           50,000                 -
                              -------------      ------------    -------------     -------------
                              $   7,502,485      $   (342,291)   $   2,050,000     $           -
                              =============      ============    =============     =============

Goodwill                      $   2,773,192      $          -    $   2,685,213     $           -
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

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. ACCRUED EXPENSES

Accrued expenses consist of the following:



                                                    Years ended
                                         December 31,     December 31,
                                                 2004             2003
                                        -------------    -------------

Wages payable                           $     377,573    $     275,375
Lease funding accrual                         175,131           85,182
Accrued expenses, other                       194,042           97,829
Preferred stock dividends payable              20,709                -
Taxes payable                                  58,366           38,836
                                        -------------    -------------
                                        $     825,821    $     497,222
                                        =============    =============



NOTE 6. NOTES PAYABLES

Notes payable consist of the following:




                                                                          Years ended
                                                               December 31,     December 31,
                                                                       2004             2003
                                                              -------------    -------------

Notes payable, to acquire computer equipment                  $      13,844    $           -
                                                              =============    =============

Notes payable, at 10% interest, to related parties in
    iNetEvents, Inc., due on demand                           $           -    $      78,650
Notes payable, at 1.23% interest, to related
    parties in NEOS acquisition, payable in $25,000
   installments                                                     174,285                -
Note payable, at 8% interest, to related party,
   due on December 31, 2004                                         150,000                -
                                                              -------------    -------------

Current notes payable, related parties                        $     324,285    $      78,650
                                                              =============    =============


Note payable, at 8% interest, in acquisition of
    NEOS Merchant Solutions, Inc., due on
    January 1, 2006                                           $     500,000    $          -
Note payable, at 8% interest, in acquisition of
    NEOS Merchant Solutions, Inc., due on
    June 30, 2006                                                 1,297,225               -
                                                              -------------    -------------

Long-term notes payable, related parties                      $   1,797,225    $           -
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

The Company is required to make the following principal payments on its total debt, including the accreted value at maturity of the Notes:



Year Ended December 31,           Principal Payments
                                  ------------------
2005                              $          538,129
2006                                       1,597,225
2007                                               -
2008                                               -
Thereafter                                         -
                                  ------------------
Total                             $        2,135,354
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

Purchase price allocation. The allocation of purchase accounting under SFAS No. 141, "Business Combinations", requires that the total purchase price be allocated to the fair value of the assets acquired and liabilities assumed based on their fair values at the acquisition date. The amounts assigned to each major asset and liability category as of December 29, 2003 is as follows:



Current assets                       $     116,740
Fixed assets                                 7,000
Intangible assets                        2,050,000
Goodwill                                 2,685,213
Related party receivables, net              39,966
Liabilities                               (378,919)
                                     -------------

Net assets acquired                  $   4,520,000
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

Purchase price allocation. The allocation of purchase accounting under SFAS No. 141 requires that the total purchase price be allocated to the fair value of the assets acquired and liabilities assumed based on their fair values at the acquisition date. The amounts assigned to each major asset and liability category as of September 8, 2004 is as follows:



Current assets                       $     388,799
Fixed assets                               149,424
Other assets                                17,551
Intangible assets                        6,052,485
Related party notes payable               (953,596)
Liabilities                               (577,579)
                                     -------------

Net assets acquired                  $   5,077,084
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



                                                         2004              2003
                                                     ------------       -----------

Revenues                                             $ 17,480,413       $ 3,694,208
Less:  sales returns and allowances                      (246,514)         (111,709)
                                                     ------------       -----------

Net revenue                                          $ 17,233,899       $ 3,582,499

Cost of revenues                                     $ 13,827,864       $ 1,881,813
                                                     ------------       -----------

Gross margin                                         $  3,406,035       $ 1,700,686

Operating, general and administrative expenses       $  7,249,144       $ 3,168,010
Depreciation                                              140,838            52,027
                                                     ------------       -----------

Net operating loss                                   $ (3,983,947)      $(1,519,351)

Non-operating expenses                                    (73,968)          (39,626)
                                                     ------------       -----------

Net loss, before taxes                               $ (4,057,915)      $(1,558,977)
Income tax benefit                                     (1,520,000)         (325,056)
                                                     ------------       -----------

Net loss, before taxes                               $ (2,537,915)      $(1,233,921)
                                                     ============       ===========

Net loss per share, basic and diluted                $      (0.11)      $     (0.13)
                                                     ============       ===========
Weighted average number of shares                      22,820,663         9,716,250
                                                     ============       ===========


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. INCOME TAXES

The provision for income taxes is composed of the following:



                                                   Years ended
                                          December 31,     December 31,
                                              2004             2003
                                          ------------     ------------
Income tax benefit at statutory rates
    Federal income tax (35%)              $(2,443,000)       $(220,000)
    State income tax, net of federal
       benefit (5.74%)                       (401,000)         (36,000)
    Change in valuation allowance           2,958,000          142,000
                                          -----------        ---------
Income tax expense (benefit)              $   114,000        $(114,000)
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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, the significant components of the Company's deferred tax assets and liabilities are a result of the temporary differences related to the items described as follows:



                                          December 31,     December 31,
                                                  2004             2003
                                          ------------     ------------
Deferred tax assets
  Net operating loss, federal             $(2,322,000)     $  (231,000)
  Net operating loss, state                  (387,000)         (38,000)
  Permanent differences                      (489,000)           6,000
  Property plant and equipment                 (7,000)               -
  Amortization and impairment
     of intangible assets                     (43,000)               -
                                          ------------     -----------
       Total deferred tax assets          $(3,248,000)     $  (263,000)
  Valuation allowance                       3,108,000          149,000
                                          ------------     -----------
                                          $  (140,000)     $  (114,000)
Deferred income tax liabilities
  Amortization and impairment of
     intangible assets                    $   140,000      $         -
                                          ------------     -----------
       Total deferred tax liabilities     $   140,000      $         -
                                          ------------     -----------

 Net deferred tax (asset) liability       $         -      $  (114,000)
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

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. COMMITMENTS AND CONTINGENCIES

On October 1, 2002, the Company entered into a five-year software license agreement for software pertaining to the gift and loyalty program. License fees are $400 per month for the first two years, with the final three years to be renegotiated in 2004. This agreement was terminated in February 2005. Minimum licensing payments due are:



2005                        $        400
2006                                   -
                            ------------
                            $        400



Through NEOS, the Company is engaged in various non-cancelable operating leases for office facilities and equipment. Under the related lease agreements, the Company is obligated to make monthly payments ranging from $55 to $7,800, with expiration dates through February 2008.

Minimum future lease obligations for the five years immediately following the balance sheet date are as follows:



2005                                       $    163,189
2006                                             97,934
2007                                             95,416
2008                                             15,578
                                           ------------

Total future minimum lease commitments     $    372,117
                                           ============



The Company is engaged in a non-cancelable operating lease for a sales office. Under the term of the lease agreement, the Company is obligated to make minimum monthly payments of $2,579 with an expiration date through August 2009.

Minimum future lease obligations for the five years immediately following the balance sheet date are as follows:



2005                                       $     30,944
2006                                             31,926
2007                                             34,873
2008                                             36,837
2009                                             24,558
                                           ------------

Total future minimum lease commitments     $    159,138
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



                                            Years ended
                                 December 31,     December 31,
 Account                            2004              2003
                                -------------    -------------

Revenues                        $     257,504    $     321,611
Cost of sales                   $     490,848    $     220,122
Other expenses                  $     165,943    $      46,006
Accounts receivable             $      79,314    $      32,252
Allowance for doubtful          $           -    $         757
    accounts
Accounts payable                $      17,409    $      61,769



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

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The members of our board of directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors. Information as to our directors and executive officers is as follows:



Name                Age                      Position
------------------------------------------------------------------------

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth compensation paid or awarded to all officers and directors.



Name and
Principal Position               Year        Salary
--------------------------       ----       --------

William Lopshire,                2002       $  -0-
Chief Executive Officer,         2003        180,000
Secretary and Director(1)        2004        180,000

Jonathan Severn, Chairman        2002       $ 48,000
of the Board, President,         2003         48,000
Chief Financial Officer(2)       2004        180,000

Charles Salyer, Director,        2002       $136,500
President of GlobalTech          2003        130,000
Leasing, Inc.(3)                 2004        180,000

Hugh Wain Swapp, Director,       2002       $ 37,500
Chief Financial Officer          2003        150,000
President of NEOS Merchant       2004        160,000
Solutions, Inc.(4)
--------------------------



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



           Name and                  Amount and
           Address of                Nature of
Title of   Beneficial                Beneficial      Percent
  Class    Owner                     Owner           of Class
-------------------------------------------------------------

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



           Name and                  Amount and
           Address of                Nature of
Title of   Beneficial                Beneficial     Percent
  Class    Owner                     Owner          of Class
-------------------------------------------------------------

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

AUDIT RELATED FEES


The Company incurred an aggregate of $18,000 for audited related fees and services for the fiscal year ended December 31, 2004.


ALL OTHER FEES

There was no tax preparation fees billed for the fiscal year ended December 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





DATE: NOVEMBER 22, 2005     INTERNATIONAL CARD ESTABLISHMENT, INC.


                           BY: /S/ WILLIAM LOPSHIRE
                               ---------------------------
                                   WILLIAM LOPSHIRE
                                   CHIEF EXECUTIVE OFFICER


                           BY: /S/ HUGH WAIN SWAPP
                               ---------------------------
                                   HUGH WAIN SWAPP
                                   CHIEF FINANCIAL OFFICER



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





     SIGNATURE                        TITLE                       DATE



/S/ CHARLES SALYER        DIRECTOR                            NOVEMBER 22, 2005
---------------------
    CHARLES SALYER


/S/ MICHAEL FISHER        DIRECTOR                            NOVEMBER 22, 2005
---------------------
    MICHAEL FISHER