Form 10QSB/A
period 2005-09-30
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2005-12-21
CIK 1156337

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At November 11, 2005, there were outstanding 29,307,392 shares of the Registrant's Common Stock, $.0005 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                EXPLANATORY NOTE


Management determined that there was an inadvertant clerical error in the printing of three months ended portion of the third quarter filing with regards to the consolidated statement of operations. This inadvertant clerical error resulted in the three months ended September 30, 2005 to be overstated. The nine month ended amounts through out the originally filed third quarter filing are not in error.


The following table presents the corrections:

                                                        Three Months Ended
                                                        September 30, 2005
                                                             Amended       Original Filing      Difference
                                                           ___________     _______________     ____________

Sales of leases                                            $ 2,631,164       $ 5,774,730       $ (3,143,566)
Merchant services revenues
                                                             1,168,986         1,979,727           (810,741)
Less:  sales returns and allowances
                                                                (6,985)          (14,791)             7,806
                                                           ___________       ___________       ____________
   Net revenue                                             $ 3,793,164       $ 7,739,665       $ (3,946,501)

Cost of revenue
    Cost of leases                                         $ 2,411,208       $ 5,026,600       $ (2,615,392)
    Commissions
                                                               290,041           598,183           (308,142)
    Cost of sales
                                                               681,743         1,028,051           (346,308)
    Other
                                                                     -                 -                  -
                                                           ___________       ___________       ____________
  Cost of revenue                                            3,382,991         6,652,833         (3,269,842)
   Gross profit                                            $   410,173       $ 1,086,832       $   (676,659)
                                                           ___________       ___________       ____________

Operating, general, and administrative expenses
  General, administrative and selling expenses             $ 1,032,863       $ 2,052,201       $ (1,019,338)

  Depreciation and amortization                                312,347           625,560           (313,213)
                                                           ___________       ___________       ____________
   Total operating, general, and administrative
expenses                                                     1,345,210         2,677,761         (1,332,552)

Net Operating Loss                                         $  (935,036)      $(1,590,929)      $    655,893

Non-operating income (expense)
Interest income
                                                                 2,957             8,775             (5,818)
Interest expense
                                                               (32,468)          (70,119)            37,651
                                                           ___________       ___________       ____________
Net loss before income taxes                               $  (964,548)      $(1,652,273)      $    687,725

Provision (benefit) for income taxes                                 -                 -                  -

Net loss after income taxes                                   (964,548)       (1,652,273)           687,725
                                                           ___________       ___________       ____________

Preferred stock dividends                                      101,578           231,929           (130,351)
                                                           ___________       ___________       ____________

Net loss allocable to common shareholders                  $(1,066,126)      $(1,884,202)      $    818,076
                                                           ===========       ===========       ============

Net loss per share, basic and diluted                      $     (0.04)      $     (0.06)      $       0.02
                                                           ===========       ===========       ============

Average number of shares of common stock
outstanding                                                 29,337,395        29,337,395                  -

Preferred dividends per share                              $      1.64       $      3.74       $      (2.10)
                                                           ===========       ===========       ============


In all other respects, this amended quarterly report on Form 10-QSB/A is unchanged from the quarterly report on Form 10-QSB previously filed by the Company on November 14, 2005.

                                TABLE OF CONTENTS


                                                                            Page
PART I -  FINANCIAL INFORMATION
Item 1.   Financial Statements                                                4
Item 2.   Management's Discussion and Analysis or Plan of Operation          13
Item 3.   Controls and Procedures                                            17
PART II - OTHER INFORMATION
Item 1.   Legal Proceedings                                                  18
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        18
Item 3.   Defaults Upon Senior Securities                                    18
Item 4.   Submission of Matters to a Vote of Security Holders                18
Item 5.   Other Information                                                  18
Item 6.   Exhibits                                                           18
SIGNATURES                                                                   19

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                       September 30,     December 31,
                                                                                                2005             2004
                                                                                       _____________     ____________

ASSETS

CURRENT ASSETS
     Cash                                                                               $    660,409     $  2,115,491
     Accounts receivable, trade, net of allowance   of $9,168 and $18,805
       at September 30, 2005 and December 31, 2004, respectively                             448,852          502,685
     Inventory                                                                                77,012          163,172
     Other receivables                                                                       123,428          448,947
        Prepaid assets                                                                       458,786           23,407
                                                                                        ____________     ____________
            Total current assets                                                           1,768,487        3,253,702
                                                                                        ____________     ____________

OFFICER RECEIVABLE                                                                                 -            3,372
FIXED ASSETS, net of accumulated depreciation of $45,936 and $18,010
  at September 30, 2005 and December 31, 2004, respectively                                  170,828          145,652
INTANGIBLE ASSETS, net of accumulated amortization of $1,234,166
    and $342,291 at September 30, 2005 and December 31, 2004, respectively                 6,403,084        7,160,194
GOODWILL                                                                                   2,773,192        2,773,192
DEPOSITS                                                                                     143,070           31,344
                                                                                        ____________     ____________

                   Total assets                                                         $ 11,258,661     $ 13,367,456
                                                                                        ============     ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable                                                                   $    383,368     $    471,509
     Accrued expenses                                                                        420,274          825,821
     Current portion of notes payable                                                          8,152           13,844
     Current portion of notes payable, related parties                                     1,564,650          324,285
     Due to officer                                                                           76,333                -
                                                                                        ____________     ____________

            Total current liabilities                                                   $  2,452,777     $  1,635,459

LONG-TERM DEBT, RELATED PARTY, net of current portion                                   $          -     $  1,797,225
                                                                                        ____________     ____________

                   Total liabilities                                                    $  2,452,777     $  3,432,684
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



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            Three Months Ended                      Nine Months Ended
                                                               September 30,                          September 30,
                                                          2005              2004                 2005              2004
                                                       ___________       ___________          ___________       ___________

Sales of leases                                        $ 2,631,164       $ 3,099,257          $ 9,497,093       $ 8,689,440
Merchant services revenues                               1,168,986           710,242            2,794,059         2,183,905
Less:  sales returns and allowances                         (6,985)          (49,107)             (42,490)         (192,037)
                                                       ___________       ___________          ___________       ___________
    Net revenue                                        $ 3,793,164       $ 3,760,392          $12,248,662       $10,681,308

Cost of revenue
    Cost of leases                                     $ 2,411,208       $ 2,810,736          $ 8,117,821       $ 7,956,865
    Commissions                                            290,041           174,590              931,000           444,878
    Cost of sales                                          681,743           210,885            1,353,328           608,180
    Other                                                        -            24,826                    -            80,016
                                                       ___________       ___________          ___________       ___________
Cost of revenue                                          3,382,991         3,221,037           10,402,149         9,089,939
Gross profit                                           $   410,173       $   539,355          $ 1,846,513       $ 1,591,369
                                                       ___________       ___________          ___________       ___________
Operating, general, and administrative
expenses
General, administrative and selling expenses           $ 1,032,863       $ 1,123,773          $ 3,425,944       $ 3,768,832
Depreciation and amortization                              312,347             8,677              934,144            11,791
                                                       ___________       ___________          ___________       ___________
    Total operating, general, and                      $ 1,345,210       $ 1,132,450          $ 4,360,088       $ 3,780,623
administrative expenses

Net Operating Loss                                     $  (935,036)      $  (593,095)         $(2,513,575)      $(2,189,254)

Non-operating income (expense)
Interest income                                              2,957             1,642               14,340             2,464
Interest expense                                           (32,468)          (12,229)             (74,338)          (15,643)
                                                       ___________       ___________          ___________       ___________
Net loss before income taxes                          $   (964,548)      $  (603,682)         $(2,573,573)      $(2,202,433)

Provision (benefit) for income taxes                             -          (241,000)                   -          (880,000)

Net loss after income taxes                               (964,548)         (362,682)          (2,573,573)       (1,322,433)
                                                       ___________       ___________          ___________       ___________

Preferred stock dividends                                  101,578                 -              977,249                 -
                                                       ___________       ___________          ___________       ___________

Net loss allocable to common shareholders              $(1,066,126)      $  (362,682)         $(3,550,822)      $(1,322,433)
                                                       ===========       ===========          ===========       ===========

Net loss per share, basic and diluted                  $     (0.04)      $     (0.01)         $     (0.12)      $     (0.06)

                                                       ===========       ===========          ===========       ===========

Average number of shares of common stock                29,337,395        24,563,483           29,252,300        21,219,733
outstanding

Preferred dividends per share                          $      1.64       $         -          $     15.76       $         -
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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 ("2005") COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004 ("2004")

For the three-month period ended September 30, 2005, the Company generated net revenues of $3,793,164 as compared to net revenues of $3,760,392 or the same three-month period ended September 30, 2004. The Company's cost of revenues aggregated to $3,382,991 as compared to $3,221,037 for the three-month period ended September 30, 2004 and yielded a gross profit of $410,173 as compared to $539,355 for the three-month period ended September 30, 2004. The Company's operating, general and administrative costs aggregated to $1,032,863 for the three-months ended September 30, 2005 as compared to $1,123,773 for the same period in 2004, resulting in a net operating loss of $935,036 for the three-month period ended September 30, 2005 as compared to a net operating loss of $593,095 for the three-month period ended September 30, 2004.

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

                                     INTERNATIONAL CARD ESTABLISHMENT, INC.





DATED: December 21, 2005             BY: /s/ WILLIAM LOPSHIRE
                                         _______________________________________
                                             William Lopshire
                                             Chief Executive Officer
                                             (Principal Executive Officer)



DATED: December 21, 2005             BY: /s/ HUGH WAIN SWAPP
                                         _______________________________________
                                             Hugh wain swapp
                                             Chief Financial Officer
                                             (Principal Accounting Officer)