Form 10KSB
period 2005-12-31
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2006-04-17
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Fiscal Year Ended: December 31, 2005

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

State the registrant's revenues for its most recent fiscal year: $6,548,600 as of December 31, 2005.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $7,732,055 as of March 31, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2006, there were 29,337,392 shares of the registrant's Common Stock, $.0005 par value, outstanding.

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

Item 2.   Description of Property. . . . . . . . . . . . . . . . . . . . . . 17

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 18

Item 4.   Submission of Matter to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . 18

                                     PART II
Item 5.   Market for Common Equity and Related Stockholder
          Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

Item 6.   Management's Discussion and Analysis
          or Plan of Operation . . . . . . . . . . . . . . . . . . . . . . . 21

Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . 24

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . 25

Item 8A.  Controls and Procedures  . . . . . . . . . . . . . . . . . . . . . 25

Item 8B.  Other Information . . . . . . . . . . . . . . . . . . . . . . . .  25

                                    PART III
Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act  . . . . . . . . 25

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . 27

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters . . . . . . . . . . . . . . . . .  28

Item 12.  Certain Relationships and Related Transactions . . . . . . . . . . 29

Item 13.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29

Item 14.  Principal Accountant Fees and Services . . . . . . . . . . . . . . 31

          Signatures and Certifications. . . . . . . . . . . . . . . . . . . 32

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

On September 8, 2004, we entered into a Plan and Agreement of Reorganization with Neos Merchant Solutions, Inc., a Nevada corporation and its shareholders. On September 8, 2004, Neos Merchant Solutions, Inc. became our wholly owned subsidiary.

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

ICE provides comprehensive customer service and support to its merchants requiring consultative problem solving and account management. ICE also provides value added products such as Gift & Loyalty, through our NEOS Merchant Solutions subsidiary, and POS equipment financing services, through our Global Tech Leasing Subsidiary, that distinguish ICE from its competitors. Management believes that providing cost-effective, reliable and responsive service and value added services and products is an effective long-term strategy to retain its merchant base. Through internally generated sales of merchant accounts, purchases of merchant account portfolios, retention of merchants and the increasing use and acceptance of credit cards, management believes ICE will develop a stable and growing recurring base of revenues.

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

OPERATING STRATEGY

FOCUS ON SMALL TO MEDIUM-SIZED MERCHANTS. ICE has focused its marketing efforts on small to medium-sized merchants, which have traditionally been underserved by processing banks. Management believes it understands the unique characteristics of this market segment and has tailored its marketing and servicing efforts accordingly. ICE believes it is able to provide credit and debit card processing at rates that are generally competitive with those available from other processors, as well as value added products such as Gift & Loyalty and POS equipment financing.

INCREASE AGENT BASE AND DIRECT SALES FORCE. ICE utilizes contractual relationships with agents and it's direct sales force to reach merchants that would otherwise be difficult to identify and locate using customary marketing practices. Pursuant to these relationships, agents and salespersons endorse the processing systems marketed and serviced by ICE and participate in originating new merchant customers for ICE. Using the leads generated by its agents and direct sales force provides ICE with a cost-effective means of contacting small merchants that traditionally have been difficult to reach. ICE actively recruits new agents and salespersons and is focused on expansion of its agent and salesperson base as a means of increasing overall revenues.

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

INCREASE OPERATING EFFICIENCIES. Currently, ICE outsources many aspects of its processing services from third-parties which have excess capacity and the expertise to handle ICE's needs.

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

PROCESSING RELATIONSHIPS

ICE markets credit and debit card based payment processing services pursuant to a contractual relationship (the "Processing Agreement") with First Data Merchant Services Corporation ("FDMS") and BancorpSouth Bank,, a processing bank and member of Visa and MasterCard. The Processing Agreement provides that BancorpSouth Bank will process merchant credit card transactions as an Acquiring bank and that FDMS is responsible for all other processing and accounting functions relating to the clearing and settlement of credit card transactions, including merchant processing and settlement; merchant credit research; merchant activation and approval; merchant security and recovery; merchant customer services; merchant chargeback and retrieval services; and other related back office services. The Processing Agreement provides ICE is paid its aggregate merchant's net processing revenue and ancillary fees, on a monthly basis, for as long as the merchants utilize ICE for bank card processing.

Under the Processing Agreement ICE bears full liability for any unfulfilled chargebacks or merchant fraud. ICE began boarding merchants under the Processing Agreement in late March of 2005. The Processing Agreement may be terminated by any of the parties in the event of default of obligations, insolvency or receivership, or failure to make payments when due or to abide by the rules and regulations of Visa and MasterCard. ICE solicits merchants to process transactions under the Processing Agreement.

The Processing Agreement contains aspects of both marketing and service. The marketing portions of the agreements permit ICE and its authorized agents to originate new merchants, which then enter into contractual agreements with BancorpSouth Bank and ICE for processing of credit card transactions. The service portion of the agreements permits ICE to provide appropriate service (including terminal programming and shipping, employee training, equipment supply and repair and operational support) to the merchants solicited to process under the Processing Agreement. Although the marketing portion of the Processing Agreement is limited as to time, the service portion is not. Accordingly, ICE has a right to continue to receive revenues under the Processing Agreement, so long as ICE remains in compliance with the provisions of the Processing Agreement.

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

Merchant fraud is another expected aspect of the credit card processing business. ICE is responsible for any unfulfilled chargebacks or merchant fraud services pursuant to the Processing Agreement with FDMS and BancorpSouth Bank. Examples of merchant fraud include inputting false sales transactions or false credits. The parties to the Processing Agreement monitor merchant charge volume, average charge and number of transactions, as well as check for unusual patterns in the charges, returns and chargebacks processed. As part of its fraud avoidance policies, ICE generally will not process for certain types of businesses which provide future services wherein incidents of fraud have been common.

As a result of past acquisitions, ICE also has historic processing agreements with other companies such as Card Service International RBS Lynk Systems, and Network One Financial. Under these historic processing agreements ICE has no liability arising from merchant chargeback or cardholder fraud and we receive a defined portion of net processing revenues under these agreements.

ICE's agents and Independent Sales Organizations ("ISO") enter into their own customer arrangements. They initiate contact, set up their own agreements and collect payments. The ISO's must abide by Visa, MasterCard and NACHA regulations for acceptable merchants, the prevention of fraud, and must perform up to an agreed upon standard and abide by general obligations such as Confidentiality, Indemnification, Disclaimer of all Warranties, and Limitation of Liability. The most significant terms of the agreements is to follow the underwriting guidelines as set forth by the processor, such as no signing of merchants on restricted lists as set forth in the agreements. ICE bills an ISO for any equipment shipped (classified as merchant service revenue and cost of sale). ISO commissions are expensed and paid upon the acceptance and installation of equipment and ongoing ISO residual payments, also classified as "commissions", are recorded in the month the liabilities are incurred, based on a portion of net processing revenues under the applicable processing agreement.

MERCHANT SERVICES

Management believes providing cost-effective, reliable and responsible service is an effective method of retaining merchant clients. ICE maintains personnel and systems necessary for providing such services directly to merchants and has developed a comprehensive program involving consultative problem solving and account management. ICE maintains a help desk to respond to inquiries from merchants regarding terminal, communication and training issues. Service personnel provide terminal application consultation by telephone and regularly reprogram terminals via telephone lines to accommodate particular merchant needs regarding program enhancements, terminal malfunctions and Visa and MasterCard regulations. In addition, merchants may obtain direct, personal assistance in reconciling network and communications problems, including problems with network outages and local phone company services. ICE continually reviews its customer service program to further enhance the customer service it provides and to accommodate future growth of ICE's merchant base. ICE routinely sells or leases POS equipment to its merchant customers through its Global Tech Leasing subsidiary. ICE's terminals are "down-loadable," meaning additional services, such as authorization or payment services for additional credit cards, can be installed in the terminal electronically from ICE's offices without the necessity of replacement equipment or an on-site installation visit. Additionally, peripheral equipment such as pin pads and printers can easily be forwarded to the merchants upon request. ICE also loans, tests and ships POS equipment directly to merchant locations, and provides complete repair-or-replacement services for malfunctioning terminals. Generally, ICE can arrange for delivery of replacement terminals by overnight courier.

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

THE BUSINESS OF OUR SUBSIDIARY GTL

BUSINESS SUMMARY

GlobalTech Leasing, Inc. ("GTL") is a rapidly growing commercial finance company that leases and rents POS equipment to small and medium sized merchants. The POS equipment is utilized by merchants in their daily operations to process credit and debit card transactions. The cost of POS equipment financed by GTL ranges in amount from $400 to $5,000, with an average amount financed of approximately $1,600 and an average lease term of 48 months. GTL does not market its services directly to merchants, but sources leasing transactions through a nationwide network of over 675 ISOs. GTL uses two industry standard risk-adjusted pricing models for credit approval and underwriting. All of the leases originated by GTL are currently for POS equipment which authorizes card-based payment transactions or Gift card programs. POS equipment includes a POS terminal capable of reading a cardholder's account information from the card's magnetic stripe or computer chip and combining this information with the amount of sale entered via a POS terminal keypad, or POS software used on a personal computer to process a sale. The terminal electronically transmits the sale and cardholder information over a communications network to a data center and then displays the returned authorization or verification response on the POS terminal. GTL accepts lease applications via the internet, facsimile, e-mail and direct mail.

GTL originates leases for POS equipment that typically have limited distribution channels and high selling costs. GTL facilitates the sale of POS equipment by ISOs by making the equipment available to the ISO's customers for a small monthly lease payment rather than a high initial purchase price. GTL primarily leases and rents low-priced POS equipment to small to medium sized merchants. GTL originates leases in all 50 states of the United States. As of December 31, 2005, leases in California, Florida, Texas, and Colorado accounted for approximately 37% of the Company's business. California accounted for 17% of the total business as of December 31, 2005. None of the remaining states accounted for more than 9%.

TERMS OF EQUIPMENT LEASES

Substantially all equipment leases acquired by GTL are non-cancelable. In a typical lease transaction, GTL originates leases for merchants referred to it by ISOs and buys the underlying POS equipment from the referring ISO upon the funding of an approved application. Leases are structured with limited recourse to the referring ISO, with risk of loss in the event of default by the merchant-lessee residing with GTL in most cases. GTL sells a majority of its leases on a discounted cash flow basis and retains a small portfolio. GTL performs processing, billing and collection functions for leases held and not resold.

GTL leases are originated with a schedule of payments that are sufficient in aggregate to cover the borrowing costs and the costs of the underlying equipment, and to provide an appropriate margin to GTL or its assignee. Throughout the term of the lease, GTL or its assignee is able to charge late fees, prepayment penalties, loss and damage waiver fees and other service fees, when applicable. Initial terms of the leases in GTL's portfolio and those sold generally range from 12 to 48 months, with an average initial term of 46 months as of December 31, 2005. GTL offers 12, 24, 36, and 48 month "fair market value" lease products, with an option at the end of the lease for the merchant to, (a) purchase the equipment for its then "fair market value," (b) return the equipment, or (c) continue to rent the equipment on a month-to-month basis. GTL's principal product is a 48 month lease that provides a $1,900 POS equipment terminal, for which a merchant pays an average of $52 per month. The average residual value of the POS equipment is $250-$350.

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

MARKETING

Management believes that GTL has developed a strong reputation in the industry for offering lease programs, customer service, and training that are well suited to the needs of small to mid-size ISOs. GTL does not market its services directly to merchants, but sources leasing transactions through a nationwide network of over 675 ISOs. These ISOs originated approximately 4,900 GTL leases in 2005. One ISO accounted for approximately 38% of all originations during the year ended December 31, 2005. No other ISO accounted for more than 8% of the Company's origination volume during the year ended December 31, 2005.

GTL does not sign exclusive agreements with its referring ISOs. These ISOs interact with merchants directly and typically market not only POS equipment, but also lease financing through GTL and merchant processing services.

A majority of GTL's referring ISOs are obtained through word-of-mouth, advertising, trade show participation and direct contact by either the ISO or GTL. Typically, an interested ISO contacts GTL to inquire about the rates and other specifics of GTL's various leasing programs. In addition, GTL actively solicits the leasing business of many ISOs through direct contact by management. GTL actively promotes its name and reputation within the industry by utilizing a combination of print advertising and attendance at major industry trade shows.

USE OF TECHNOLOGY

GTL's business is operationally intensive, due in part to the small average dollar amount financed per lease transaction. Accordingly, we rely on technology to automate operations and to minimize customer service costs.

GTL utilizes Lease Manager(TM), an application processing, credit approval and Report Writing tool. Using Lease Manager (TM), information can be tracked on individual transactions from credit entry stage through funding at multiple levels. While maintaining the ability to use software to automatically score credits, GTL prefers to have each transactions reviewed by credit personnel. GTL also offers FAXLEASE, a program that allows an ISO to submit applications by telecopy or e-mail to a GTL representative, receive approval, and complete a lease financing from a merchant-lessee's location. By assisting its ISOs in providing timely, convenient and competitive financing for their POS equipment and offering ISOs a variety of value-added services, GTL simultaneously promotes POS equipment leases and the utilization of GTL as the preferred finance provider, thus differentiating GTL from its competitors.

GTL has used its software that uses our credit scoring model to generate generic and individual program pricing of its leases commensurate with the risk assumed. The software determines the price at which the lease can be underwritten and corresponding anticipated margins. GTL uses credit scoring in all leases underwritten.

UNDERWRITING

The nature of GTL's business requires two levels of review in connection with the underwriting of a POS equipment lease: the first focuses on the merchant that will be leasing the POS equipment and the second focuses on the referring ISO. The approval process begins with the submission by telephone, facsimile or electronic transmission of a credit application by the ISO. Upon submission, GTL conducts its own independent credit investigation of the potential merchant-lessee through recognized commercial credit reporting agencies such as Experian, Equifax and TransUnion. GTL's scoring system and staff evaluate this information plus that supplied on the credit application. Following the scoring of the credit, GTL's credit department analyzes both the quality and amount of credit history that was presented to determine a final score. GTL uses this information to underwrite a broad range of credit risks and provide leasing in situations where traditional credit sources may be unable or unwilling to provide such financing. The credit scoring models have been used by some of the largest lessors in the micro-ticket sector for the last 13 years. In situations where the amount financed is over $4,500, GTL requires additional information in the form of financial statements and references from the potential merchant-lessee. In certain instances, GTL will require the merchant-lessee to provide verification of its businesses credentials, size and history.

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

Upon credit approval, GTL requires receipt of signed lease documentation on GTL's standard lease form before funding. Once the POS equipment is shipped and installed, the ISO invoices GTL, and thereafter, GTL verifies that the merchant-lessee has received and accepted the equipment. Upon the merchant-lessee authorizing payment to the ISO, the ISO is paid and the leases which are not held to maturity, are sold via assignment of the lease and payment streams to third party sources.

COMPETITION

The microticket leasing and financing industry is competitive and fragmented. GTL competes for customers with a small number of major national finance companies, including Lease Finance Group, a subsidiary if CIT Financial, Inc., Northern Leasing Systems, Inc. and its subsidiary Golden Eagle Leasing, Inc. and a large number of small finance companies. GTL's competitors also include POS equipment manufacturers that lease or finance the sale of their own products. While the market for microticket financing has traditionally been fragmented, GTL could also be faced with competition from small- or large-ticket leasing companies that could use their expertise and credit lines in those markets to enter and compete in the microticket financing market. GTL's competitors include larger, more established companies, some of which possess substantially greater financial, marketing and operational resources than GTL, including a lower cost of funds and access to capital markets and to other funding sources which may be unavailable to GTL.

THE BUSINESS OF OUR SUBSIDIARY NEOS

On September 9, 2004, the Company completed an Agreement and Plan of Merger with NEOS Merchant Solutions, Inc. ("NEOS"), a Nevada corporation. As of September 9, 2004, NEOS became our wholly-owned subsidiary. Through our NEOS subsidiary, we provide turnkey "Smart Card"-based solutions for merchants wishing to offer automated gift and prepaid services. These programs provide small merchants additional value through integrated loyalty programs which drive repeat business and through other optional integrated products offering merchants automated data capture and storage of personal information on the merchant's customer base. The merchant is provided customized merchant branded proprietary gift cards

Neos Merchant Solutions, Inc. ("NEOS") is an information and financial transaction application service provider specializing in "Gift and Loyalty" products and point of sale financial transaction services to small and medium retail merchants. NEOS integrates its proprietary "Gift and Loyalty" software with existing point of sale payment processing (i.e. traditional credit, debit, check verification, I.D. verification), thereby consolidating its retail merchant revenue enhancing solutions with commodity driven payment processing services. NEOS' primary product is a unique full function, turnkey front and back-end gift and loyalty solution, primarily utilizing the fast emerging smart card technology as well as magnetic stripe, today's prominent medium for transaction processing. NEOS controls the entire environment for this product by utilizing a closed loop enterprise software platform consisting of transaction based terminal software and hardware and integrated POS solutions at the point of sales that process all activity through the NEOS host called "MATRIXX" for all smart and magnetic stripe card related gift and loyalty card activity. The system split dials or re-directs electronic payment processing related transactions to the appropriate processing entity for credit, debit, check and other commodity transaction elements.

PRODUCTS

PAYMENT PROCESSING SOFTWARE - credit, debit, and check verification are integrated into the POS terminal to consolidate merchant level functionality, system and support requirements. Terminals presently support Vital, Lynk, Concord EFS, and First Data. All terminals have the capability to split dial e-commerce related requests to the appropriate processor. NEOS' Software "Gift and Loyalty" products are as follows:

o "MATRIXX" - the NEOS proprietary enterprise software and databases manages the processing functions to include transaction posting, reporting, inquiry and statement issuance of all gift and loyalty related transactions. The host system resides at the corporate offices in Irvine, CA.

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

o VIRTUAL MERCHANT DATABASE - at minimum, merchants can retrieve real-time information about sales patterns, gift and loyalty activity, balances, etc. A.K.A, Loyalty Management Database and/or Merchant Data Center.

NEOS' Hardware "Gift and Loyalty" products are:

o POS TERMINALS - VeriFone 3750, VeriFone 7000MPD, Modular Payment Device, VeriFone and Schlumberger pin pads, Schlumberger/AxaltoMagiC 6000 and 6100, and Schlumberger Modular Payment Device

o PRIVATE LABEL SMART/MAG-STRIPE CARDS - Smart and mag-strips are customized with the merchant's logo, picture, or other identifying information, or can be created for a non-profit organization to use in a preferred merchant program. From art-work selections to final delivery, the entire creation process takes only a few days, even for the minimum 100-card order. This entire process is done internally for orders of less than 5,000 cards.

MARKET OUTLOOK

Statistics show "Gift and Loyalty" products enhance retention of existing customers and increase new customers resulting in additional revenue to the retail business. It is our contention and the retail market has overwhelmingly confirmed "Gift and Loyalty" is more than a valuable method of payment, but a preferred method of payment. Industry estimates indicate that 80% of American adults received a gift card and 75% purchased a gift card in 2005. As for gift cards, never before has a product enabled a retailer to have his own currency. Once value is placed on a gift card, it can only be redeemed at that merchant's location. This money goes directly into the retailers account prior to investing in inventory or any other business expense. Retail returns have historically meant cash back, and the money usually walks out the front door and is spent on another retailer's goods or services. With this program the retailer's policy places the return value on the gift card requiring the consumer to spend those dollars in their establishment. This policy has become the standard rather than the exception of almost every major retailer in the country this past Holiday season.

In addition, major retail gift and return programs are magnetic stripe based, requiring each transaction dial a host just as a credit card authorization or debit transaction. Each transaction creates a communication or access fee, a "per transaction fee". The cost associated with this "per transaction fee" is the primary reason that loyalty programs have experienced limited use. The NEOS solution performs the entire gift and loyalty transaction at the terminal level and posts the transaction data on the terminal for once a day batch processing to the host and posts to the smart card as well, eliminating fraud. NEOS charges a one-time monthly transaction fee of $15 to $60. The magnetic stripe solution averages $.15 to $.25 per transaction. For instance, loyalty in one location, a coffee shop (example: Starbucks) could perform 300 loyalty transactions a day or approximately 9,000 transactions a month for a monthly transaction cost of between $1,350 and $2,250. This is the first technology that brings gift and loyalty to one card and makes it affordable for small, mid and large tier retailers. Gift and loyalty product is considered a value added lead product and possess a high retention characteristic in the small to mid enterprise (SME) segment over traditional payment processing solutions. Payment processing has become a commodity, which has eroded profitability and made retention of customers an increasingly difficult task. Recognizing the merchant retention benefits of "Gift and Loyalty" and the merchant benefit of integrating other electronic payment transactions options on to one platform gives NEOS a significant strategic and competitive advantage at the point of sale. Leveraging these electronic payment transactions options provide the merchant real value enhancement from a consolidation of system and support. Our future value will be based on these variables: our proprietary technology, "Gift and Loyalty" revenue, payment processing revenue and the combined "Gift and Loyalty" and credit card portfolios.

INFRASTRUCTURE AND POSITIONING

The NEOS Gift and Loyalty product has been successfully installed in over 3,900 locations, consisting of both small tier and mid tier retailers. A portion of those installations include multi-location retail chains that have expanded NEOS products throughout their other locations.

SOFTWARE DEVELOPMENT

All components of the NEOS enterprise software, database and "Matrixx" host and terminal application system have been thoroughly tested and have been installed live in over 3,900 locations.

DIRECT SALES

The direct sales channel has performed exceptionally well despite early stage terminal application software development issues and a decision to share sales resource with key account opportunities. Our direct sales office consistently produces and shows sustained positive trends in both deal count and revenues.

GROWTH STRATEGY AND COMPETITORS

Due to our technology and the retail market demand for "Gift and Loyalty", NEOS has positioned itself to be a significant alternative in this market. NEOS has attracted industry recognized strategic and distribution partners and most importantly progressed from research and development status to an operating company generating revenue and building value. Our challenge at NEOS is to create a significant and recognizable brand within the Gift and Loyalty sector, attract the attention of industry leaders, while generating measurable revenue and profits.

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

NEOS believes there is a tremendous need for differentiating products and services in the small and medium enterprise ("SME") sector of the industry in order to solidify merchant loyalty in the SME market. NEOS plans to generate organic growth through strategies involving and leveraging its assets through direct sales offices and VARs. NEOS will continue to grow sales with its core commission-only sales force, corporate account and selected reseller channels. In an effort to gain market share, NEOS is focused on developing selected relationships with VARs or independent sales agents across the country that will market NEOS' customized products and services on top of their own processing products and services. Management's past experience has produced many relationships among this channel and understands which resellers fit the profile and the value based sales strategy necessary to fit our corporate culture and distribution model. Many smaller VARs and community banks are one-dimensional when it comes to merchant services, offering only the most basic of services - credit card processing - and focus significantly on the new business start-up market. Smaller VARs or agents of VARs lack the ability to create significant advantages with their existing product offerings, and the market for merchant loyalty is highly competitive.

While the established industry players, predominantly transaction processors (First Data Corp., Concord EFS, etc.) in this space have concentrated and built operations to support large tier merchants; they have struggled to secure a position in the small and mid tier marketwhich is the focus of NEOS.

MARKETING

The NEOS sales distribution strategy is composed of various direct and in-direct channels. In recognizing that all channels play a key role and deliver significant value to our revenue and market share objectives, NEOS has structured our direct sales and the reseller channel to balance our approach to market.

NEOS DIRECT SALES CHANNEL

The first channel is the NEOS direct sales force. This direct channel has proven successful in in deliverying the highest margin sale because it encompasses all revenue categories; equipment, fees, card and e-commerce revenue and NEOS controls every element of the sales. The direct sales force benefits from the hands on NEOS sales management and direction on a daily basis. As a primarily commission based group, we are able to minimize cost of sales and maintain focus on our primary product. This channel has primary presence in Los Angeles and Irvine, California.

NEOS RESELLER CHANNEL (NRC)

This channel is exclusive to NEOS products. The NEOS exclusive reseller channel
(NRC) are independently funded, owned and managed operations that focus on NEOS products, Neos has trained 40 NRC's, representing over 200 individuals sales representatives. The NRC's have sold NEOS products to over 800 merchant locations, including several franchised organizations.

THE INDEPENDENT SALES ORGANIZATIONS (ISO) CHANNEL

The Independent Sales Organizations (ISO) represents the credit card reseller channel and has proven to be productive distribution agents for gift and loyalty. The NEOS product commonly resides on a transaction or credit card terminal. This channel also possesses merchant portfolios, which can be upgraded to gift and loyalty. Since NEOS management has many relationships in this segment and knows the culture of the various organizations, the company is critiquing the many opportunities and selecting those that are willing to work within the NEOS structure and requirements.

BUSINESS RELATIONSHIPS

A pipeline of key account customers and prospects justify our investment in this channel. The key account strategy has resulted in installed customers such as Discount Tire, Juice it Up, Scooters Java, Little General Convenience Stores, and Moxie Java (all multi-location Franchise Stores) that continue to board locations as these business grow organically.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION

As of December 31, 2005, we have no patents, trademarks, franchises, concessions, royalty agreements or labor contracts.

EMPLOYEES

As of December 31, 2005, we had 50 full-time employees. Management believes that its relationship with its employees is excellent. None of our employees are members of a collective bargaining unit.

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

                         RISKS RELATING TO OUR BUSINESS

WE HAVE A HISTORY OF OPERATING LOSSES AND WILL NEED TO GENERATE SIGNIFICANT REVENUES TO ACHIEVE OR MAINTAIN OUR PROFITABILITY.

Since inception, we have been engaged in start-up activities relating to the establishment of our payment processing business and developing a portfolio of merchant accounts to grow our business, both of which require substantial capital and other expenditures. As a result, we have not sustained profitability, and may continue to incur losses in the future. We had a net loss before income taxes of $(4,325,145) for the year ended December 31, 2005 and a net loss before income taxes of $3,648,184 for the year ended December 31, 2004. We expect our cash needs to increase significantly for the next several years as we:

o acquire additional payment processing businesses and portfolios of merchant accounts;

o increase awareness of our services; to expand our customer support and service operations;

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

Because we are not a bank, we are unable to belong to and directly access the Visa and MasterCard bankcard associations. Visa and MasterCard operating regulations require us to be sponsored by a bank in order to process bankcard transactions. We are currently registered with Visa and MasterCard through the sponsorship of BancorpSouth Bank and Wells Fargo Bank which is a member of the card associations. If this sponsorship is terminated and we are unable to secure a bank sponsor, we will not be able to process bankcard transactions. Furthermore, our agreements with our sponsoring bank gives the sponsoring bank substantial discretion in approving certain elements of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants, the processing fees that we charge, our customer service levels and our use of independent sales organizations. We cannot guarantee that our sponsoring banks' actions under these agreements will not be detrimental to us.

WE ASSUME THE RISK OF UNFULFILLED MERCHANT CHARGEBACK AND FRAUD PURSUANT TO THE PROCESSING AGREEMENT AND IF WE ARE NOT ABLE TO SUCCESSFULLY MITIGATE MERCHANT PORTFOLIO CHARGEBACK AND FRAUD RISKS, WE WILL NOT BE ABLE TO CONDUCT OUR BUSINESS.

ICE markets credit and debit card based payment processing services pursuant to the Processing Agreement with FDMS and BancorpSouth Bank. The Processing Agreement provides that ICE bears full liability for any unfulfilled chargebacks or merchant fraud. ICE began boarding merchants under the Processing Agreement in late March of 2005. We incurred $72,000.00 in merchant chargebacks in the Fourth Quarter of 2005, and have accrued an additional $72,000.00 in Accrued Expenses for the calendar year 2005. In line with industry standards, we will continue to maintain a reserve of .004 of aggregate Visa/MasterCard sales volume of processing merchant accounts and analyze on a monthly basis, the need to adjust such reserve to appropriately properly mitigate merchant chargebacks and/or fraud

IF WE OR OUR BANK SPONSOR FAILS TO ADHERE TO THE STANDARDS OF THE VISA AND MASTERCARD CREDIT CARD ASSOCIATIONS, OUR REGISTRATIONS WITH THESE ASSOCIATIONS COULD BE TERMINATED AND WE COULD BE REQUIRED TO STOP PROVIDING PAYMENT PROCESSING SERVICES FOR VISA AND MASTERCARD.

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

We rely on agreements with other large payment processing organizations, primarily First Data Merchant Services Corporation, to enable us to provide card authorization, data capture, settlement and merchant accounting services and access to various reporting tools for the merchants we serve. Many of these organizations and service providers are our competitors.

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

We pay interchange fees or assessments to card associations for each transaction we process using their credit and debit cards. From time to time, the card associations increase the interchange fees that they charge processors and the sponsoring banks. For example, Visa last increased its interchange fees for retail transactions by an average of 3.0% in 2005. In its sole discretion, our sponsoring bank has the right to pass any increases in interchange fees on to us. In addition, our sponsoring bank may seek to increase its Visa and MasterCard sponsorship fees to us, all of which are based upon the dollar amount of the payment transactions we process. If we are not able to pass these fee increases along to merchants through corresponding increases in our processing fees, our profit margins will be reduced.

THE LOSS OF KEY PERSONNEL OR DAMAGE TO THEIR REPUTATIONS COULD ADVERSELY AFFECT OUR RELATIONSHIPS WITH AGENTS, ISO'S, CARD ASSOCIATIONS, BANK SPONSORS AND OUR OTHER SERVICE PROVIDERS, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS.

Our success depends upon the continued services of our senior management and other key employees, many of whom have substantial experience in the payment processing industry and the small merchant markets in which we offer our services. In addition, our success depends in large part upon the reputation and influence within the industry of our senior managers, who over their years in the industry, developed long standing and highly favorable relationships with agents, ISO's, card associations, bank sponsors and other payment processing and service providers. We would expect that the loss of the services of one or more of our key employees would have an adverse effect on our operations. We would also expect that any damage to the reputation of our senior managers, would adversely affect our business. We do not maintain any "key person" life insurance on any of our employees.

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

GlobalTech Leasing, Inc., our equipment leasing subsidiary, is focused on providing microticket leasing (generally less than $5,000) through nation-wide vendors of equipment in defined niche markets that are not served by traditional lessors. GlobalTech Leasing's primary market is that of point-of-sale equipment, the leases for which currently account for nearly its entire portfolio. GlobalTech leasing originates its leases with the equipment end-user, which for point-of-sale equipment is most often a small merchant, through independent sales representatives or ISO's. GlobalTech Leasing's microticket leasing business is characterized by high incidences of delinquencies, which in turn can lead to significant levels of loan losses. Revenues and results of operations could be substantially impaired if existing lease loss reserves prove inadequate or leases originated in the future experience a default rate greater than that for which reserves are established at the time of inception.

THE LOSS OF ONE OR MORE OF OUR KEY GLOBALTECH LEASING CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUES AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

GlobalTech Leasing has derived, a significant portion of its revenues from a limited number of large customers. For the fiscal year ended December 31, 2005, GlobalTech Leasing's largest ISO customer accounted for 38% of its net revenue.

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

We anticipate that future expansion will be necessary in order to increase our revenues. In order to effectively manage our expansion, we may need to attract and hire additional sales, administrative, operations and management personnel. We cannot assure you that our facilities, personnel, and financial and management systems, and controls will be adequate to support the expansion of our operations, and provide adequate levels of service to our merchants, agents and ISOs. If we fail to effectively manage our growth, our business could be harmed.

                       RISKS RELATING TO OUR COMMON STOCK

THE POSSIBLE RULE 144 SALES BY EXISTING SHAREHOLDERS MAY HAVE AN ADVERSE EFFECT ON THE MARKET VALUE OF THE COMPANY AND THE PRICE OF THE STOCK.

15,179,003 of our presently outstanding 29,337,392 shares of Common Stock are "restricted securities" for purposes of the federal securities laws, and in the future they may be sold in compliance with Rule 144 adopted under the Act. Rule 144 provides in part that a person who is not an affiliate and who holds restricted securities for a period of two years may sell all or part of such securities. In addition, since we will be filing certain informational reports with the Securities and Exchange Commission, and if certain other conditions are satisfied, Rule 144 will allow a person (including an affiliate) holding restricted securities for a period of one year to sell each three months, provided he or she is not part of a control group acting in concert to sell, an amount equal to the greater of the average weekly reported trading volume of the stock during the four calendar weeks preceding the sale, or one percent of the our outstanding common stock. We cannot predict the effect, if any, that any such sales of common stock, or the availability of such common stock for sale, may have on the market value of the common stock prevailing from time to time. Sales of substantial amounts of common stock by shareholders, particularly if they are affiliates, could have a material adverse effect upon the market value of the common stock.

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

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2005, there are no material legal proceedings pending or, to our knowledge, threatened against us or any of our subsidiaries.

ITEM 4. SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS.

During our fiscal year ended December 31, 2005, there were no matters submitted to the Company's security holders.

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


                                                    High           Low
                                                    ----           ----
2005
        First Quarter                               0.55           0.25
        Second Quarter                              0.42           0.20
        Third Quarter                               0.37           0.24
        Fourth Quarter                              0.31           0.15
2004
        First Quarter                               1.39           0.80
        Second Quarter                              1.32           1.05
        Third Quarter                               1.09           0.62
        Fourth Quarter                              0.75           0.45


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

(b) Holders.

As of March 31, 2006, there are 100 shareholders of record of the Company's Common Stock.

As of the date of this Form 10-KSB, a majority of the issued and outstanding shares of the Company's Common Stock held by non-affiliates are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. As of March 31, 2006, 15,179,003 of our presently outstanding 29,337,392 shares are deemed to be "restricted securities". In general, under Rule 144, a person (or persons whose shares are aggregated), has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

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

CAPITAL STOCK.

We are authorized to issue 100,000,000 shares of Common Stock $.0005 par value and 10,000,000 shares of preferred stock at $.01 par value. As of March 31, 2006, there were 29,337,392 common shares and 62,000 preferred shares issued and outstanding. All shares of Common Stock outstanding are validly issued, fully paid and non-assessable.

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

RECENT SALES OF UNREGISTERED SECURITIES.

During our fiscal years ended December 31, 2005 and 2004, we have issued the following securities that were not registered under the Securities Act. Each of the transactions described below was conducted in reliance upon the exemptions from registration provided in 4(2) of the Securities Act and Regulation D and the other rules and regulations promulgated there under. These sales were made without general solicitation or advertising and without the use of an underwriter. Each purchaser was an "accredited investor" or a sophisticated investor with access to all relevant information necessary to evaluate the investment. Each purchaser represented to the Registrant that the shares were being acquired for investment. The certificates and other documentation evidencing the securities issued in connection with these transactions bear a restrictive legend permitting transfer of the securities only upon registration under the Securities Act or pursuant to an exemption from registration.

On May 28, 2004, International Card Establishment, Inc. and several accredited institutional investors entered into a Subscription Agreement whereby the investors agreed to purchase an aggregate of 4,415,076 shares of common stock at $0.63 per share for an aggregate purchase price of $2,781,500. In addition, the Investors received (i) one Class A Warrant exercisable at $0.69 per share for each two shares purchased; and (ii) one Class B Warrant exercisable at $1.00 per share for each share purchased. In addition, ICRD paid J.P. Turner & Company, L.L.C., as placement agent, a cash fee of 5% of the purchase price and issued 15 placement agent warrants for each 100 shares issued. The placement agent warrants are exercisable at $0.63 per share and expire in five years. ICRD also paid AKW Consultants a cash finder's fee of 5% of the purchase price and issued 1 finder's warrant for each 10 shares issued. The finder's warrants are exercisable at $0.63 per shares and expire in five years. The issuance of the shares and the warrants was exempt from registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of such Securities Act and Regulation D promulgated there under based upon the representations of each of the Investors that it was an "accredited investor" (as defined under Rule 501 of Regulation D) and that it was purchasing such securities without a present view toward a distribution of the securities. In addition, there was no general advertisement conducted in connection with the sale of the securities.

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

On September 13, 2004, we entered into a Subscription Agreement with Mercator Advisory Group LLC and Monarch Pointe Fund Ltd. and on December 6, 2004 we entered into a Subscription Agreement with Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., Robinson Reed, Inc. and Mercator Advisory Group, LLC wherein we sold and issued to the investors an aggregate of (i) 62,000 shares of our Series A Convertible Preferred Stock and (ii) Warrants to purchase an aggregate of 14,243,427 shares of our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

ICE has adopted its 2003 Stock Option Plan, an equity incentive program for its employees, directors and advisors that was approved by its stockholders pursuant to which options, rights or warrants may be granted. As of December 31, 2005 there were no securities issued or outstanding under the 2003 Stock Option Plan.





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

OVERVIEW

We are a rapidly growing provider of credit and debit card-based payment processing services, Gift & Loyalty products and microticket leasing services to small merchants. As of December 31, 2005, we provided our services to numerous ISOs and thousands of merchants located across the United States. Our payment processing services enable our merchants to process traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone. Our microticket leasing services allow small merchants to finance the cost of POS equipment capable of reading a cardholder's account information from the card's magnetic stripe or computer chip and sending that information electronically for authorization and processing.

DEVELOPMENT OF OUR BUSINESS

International Card Establishment, Inc. (the "Company") (formerly Summit World Ventures, Inc.) was incorporated on December 18, 1986 under the laws of the State of Delaware to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. On July 18, 2003, we acquired iNetEvents, Inc., a Nevada corporation and commenced operations. iNetEvents, Inc., a Nevada corporation, was incorporated on February 3, 1999 and provided Internet support and supply software for real time event/convention information management.

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

On September 8, 2004, we entered into a Plan and Agreement of Reorganization with Neos Merchant Solutions, Inc., a Nevada corporation and its shareholders. On September 8, 2004, Neos Merchant Solutions, Inc. became our wholly owned subsidiary.

International Card Establishment, Inc. (the "Company"), a Nevada corporation, is a provider of diversified products and services to the electronic transaction processing industry, offering merchant accounts for the acceptance and processing of credit and debit cards, as well as a proprietary "smart card" based gift and loyalty program. The Company's Merchant Card Services division establishes "merchant accounts" for businesses that enable those businesses to accept credit cards, debit cards, and other forms of electronic payments from their customers; supplies the necessary card readers and other point-of-sale transaction systems; facilitates processing for the accounts; and, provides e-commerce solutions. Through its NEOS Subsidiary the Company also markets a proprietary "Smart Card"-based system that enables merchants to economically offer store-branded gift and loyalty cards - one of the fastest growing product categories in the industry. GlobalTech Leasing is an equipment leasing firm that specializes in financing point-of-sale transaction systems.

As used in these Notes to the Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to International Card Establishment, Inc. and, unless the context indicates otherwise its consolidated subsidiaries. The Companies subsidiaries include NEOS Merchant Services

("NEOS"), a Nevada corporation, which provides smart card loyalty programs in an integrated vertical system for its customers, as well as other electronic payment services (merchant services); GlobalTech Leasing ("GLT"), a California corporation, which provides lease funding for equipment supplied by the Company to its customers, as well as numerous other unrelated merchant service providers (leasing services); International Card Establishment ("ICE"), which provides electronic payment services (merchant services); and INetEvents, Inc. ("INET"), a Delaware Corporation, which was dormant in 2005.

As of December 31, 2005, the Company entered into agreements to purchase merchant portfolios for approximately $485,570.

CRITICAL ACCOUNTING POLICIES

CONCENTRATIONS
The Company maintains cash balances at several financial institutions in California. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2005 the Company had more than one account in excess of the $100,000 insured amount and only one account in excess at December 31, 2004.

Due to the number of customers that we process credit card transactions for we are not dependant on a limited number of customers for the merchant services business segment.

Gains recognized for the sale of leases is dependent on a small number of financing institutions. The loss of one or more of these financing institutions could adversely affect future operations. Two customers account 100% and 99% of total non-related lease revenues as of December 31, 2005 and 2004, respectively.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company estimates its accounts receivable risks and provides allowances for doubtful accounts accordingly. The Company believes that its credit risk for accounts receivable is limited because of its large number of customers and the relatively small account balances for most of its customers. Also, the Company's customers are dispersed across different business and geographic areas. The Company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis. The evaluation includes historical loss experience, length of time receivables are past due, adverse situations that may affect a customer's ability to repay and prevailing economic conditions. The Company makes adjustments to its allowance if the evaluation of allowance requirements differs from the actual aggregate reserve. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

FAIR VALUE
The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivables, net, accounts payable, accrued expenses and current portion of notes payable approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

GOODWILL AND INTANGIBLES
Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations. The Company's annual goodwill impairment test identified an impairment to goodwill amounting to $1,206,402 and $106,458 as of December 31, 2005 and 2004, respectively. In 2004, this amount was included within depreciation and amortization expense.

The Company capitalizes intangible assets such as the purchase of merchant accounts from portfolio acquisitions (i.e. the right to receive future cash flows related to transactions of these applicable merchants) (See Note 3). Annually, the Company performs a census of merchant accounts received in such acquisitions, analyzing the expected cash flows, and adjusts the intangible asset accordingly. In 2005, the Company purchased merchant portfolios totally $485,570 that were not related to a business combination or acquisition of an entire company. The Company recognized a direct write off in association with the merchant portfolio purchases in 2005, based on the census performed, of $18,003 as of December 31, 2005.

DERIVATIVES
The Company occasionally issues financial instruments that contain an embedded instrument. At inception, the Company assesses whether the economic characteristics of the embedded derivative instrument are clearly and closely related to the economic characteristics of the financial instrument (host contract), whether the financial instrument that embodies both the embedded derivative instrument and the host contract is currently measured at fair value with changes in fair value reported in earnings, and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument.

If the embedded derivative instrument is determined not to be clearly and closely related to the host contract, is not currently measured at fair value with changes in fair value reported in earnings, and the embedded derivative instrument would qualify as a derivative instrument, the embedded derivative instrument is recorded apart from the host contract and carried at fair value with changes recorded in current-period earnings. As of December 31, 2005 and 2004 we determined that none of our embedded financial instruments qualified for this treatment and that the embedded instruments qualified for the derivative accounting exemption as they are both indexed to our stock and classified in the stockholders' equity section of our consolidated balance sheets. We have accounted for any calculated beneficial conversion feature as either interest expense or dividends paid, based on the nature of the host contract.

REVENUES

The Company provides merchant services and customer support for merchants and other Merchant Services providers. Revenues are recognized as customer services are provided.

The Company provides merchant services to customers for acceptance and processing of electronic payments, gift and loyalty transactions, and the sales of related equipment used for the processing of electronic transactions. Credit card and gift and loyalty processing fees are recognized as incurred. Sales and cost of sales of equipment are recognized when the equipment is provided and the customer accepts responsibility for the payment of the equipment. Each month, an allowance is accrued and reconciled against collections, recording actual losses to sales allowances.

The Company, through its subsidiary GTL, acquires leases from Independent Sates Organizations (ISO) and from two of the Company's subsidiaries. GTL recognizes these purchases of leases from ISOs as a direct financing leases.

When a direct financing lease is consummated, the Company records a gross finance receivable. Due to the short term that the Company keeps these leases before selling them to other financing companies, there is no residual value recognized.

GTL sells the direct financing leases that it purchases from ISOs, NEOS, and ICE to unrelated third parties. The company follows FAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," when accounting for its sale of finance assets. The Company recognizes all assets obtained or liabilities incurred in consideration as proceeds of the sale and recognizes may gain or loss on the sale in earnings.

We have determined that our presentation for revenue for Gain on Sales of Leases is potentially better stated for financial statements readers by netting the-gross revenues, against-gross costs and adopting the reporting under FAS No. 140 as disclosed above. This adoption of FAS No. 140 presentation does not change or alter our total net loss for any period within this financial statement. See table below.

                                    2005           2004

  Gross lease revenues            10,757,697    11,329,287
  Gross cost of revenues           8,843,262    10,062,259
  Net gain on sale of leases       1,914,435     1,267,028
  Net loss                        (4,325,145)   (3,641,591)

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R replaced SFAS No. 123 and superceded Accounting Principles Board Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after December 15, 2005, for small business issues. The Company anticipates adopting SFAS 123R in the first quarter 2006. The adoption of SFAS No. 123 (revised 2004) should not have a significant impact on the Company's financial position or results of operations until such time the Company has share-based payments.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47 "Accounting for Conditional Asset Retirement Obligations--an Interpretation of FASB Statement No. 143" ("FIN No. 47"). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective for us no later than December 31, 2005. We do not expect that the adoption of FIN No. 47 will have a material impact on our financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of January 1, 2006.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2004

Results of operations consist of the following:


------------------------------------------------ --------------------- --------------------- ------------ ------
                                                  December 31, 2005     December 31, 2004    Difference     %
------------------------------------------------ --------------------- --------------------- ------------ ------
Net Revenues                                          6,548,600             4,691,744         1,856,856    39.6
------------------------------------------------ --------------------- --------------------- ------------ ------
Cost of Revenues                                      3,810,706             2,270,229         1,540,477    67.9
------------------------------------------------ --------------------- --------------------- ------------ ------
Gross Profit                                          2,737,894             2,421,515          316,379     13.1
------------------------------------------------ --------------------- --------------------- ------------ ------
Operating, General and Administrative Costs           6,970,189             6,063,106          907,083     15.0
------------------------------------------------ --------------------- --------------------- ------------ ------
Net Operating Loss                                   (4,325,145)           (3,641,591)        (683,554)    18.8
------------------------------------------------ --------------------- --------------------- ------------ ------

The 39.6% increase in net revenues from 2004 to 2005 is mainly attributable to a full year of processing of Neos Merchant Solutions, which was acquired in September 2004.

The increase in cost of revenues is directly related to the increase in merchant account and the recording of interchange expense due to the increased volume.

General and administrative costs increased by approximately $907,000 largely due to impairment charges related to goodwill and intangible assets in the amount of $1,086,000.

The Company received $1,725,461 in net proceeds from the 2004 sale of its preferred stock during 2005 compared to $3,433,080 in net proceeds from the 2004 sale in 2004. The Company did not have any common stock transactions resulting in proceeds received in 2005; transactions as of December 31, 2004 resulted in common stock proceeds of $3,095,423 in 2004. The Company issued 929,242 common shares in 2005 compared to 15,777,900 common shares in 2004. Management believes that it will be able to fund the company through its present cash position and the continuation of revenue producing activities by its subsidiaries ICE, GTL, and NEOS. We will need to seek further capital through the sale of our capital stock and/or the issuance of debt in order to continue to grow the Company.

The change in position of cash, accounts payable and accrued expenses, and accounts receivable consist of the following:


-------------------------------------------- --------------------- --------------------- ------------- --------
                                              December 31, 2005     December 31, 2004     Difference      %
-------------------------------------------- --------------------- --------------------- ------------- --------
Cash                                           748,040             2,115,491            (1,367,451)    (64.6)
-------------------------------------------- --------------------- --------------------- ------------- --------
Accounts Payable and Accrued Expenses        1,265,606             1,297,330               (31,724)     (2.4)
-------------------------------------------- --------------------- --------------------- ------------- --------
Accounts Receivable                            495,069               429,706                65,363      15.2
-------------------------------------------- --------------------- --------------------- ------------- --------

Cash decreased 64.6% due to the acquisition costs incurred for the purchase of portfolios ($485,570, gross cash) plus payments for the Neos Merchant Solutions acquisition and preferred dividends.

Accounts payable and accrued expenses have remained relatively constant as we maximize our available cash resources and maximize payment terms from our vendors.

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

We have financed our operations during the year primarily through the receipt of proceeds from preferred stock and use of cash on hand. As of December 31, 2005, we had total current liabilities of $3,413,522 compared to $1,635,459 as of December 31, 2004, which included $2,071,583 in outstanding notes payable, a portion of which was long-term in the Company's 2004 Amended Annual Report on Form 10-KSB/A.

We had $748,040 cash on hand as of December 31, 2005 compared to $2,115,491 cash on hand as of December 31, 2004. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and planned expansion. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

ITEM 7. FINANCIAL STATEMENTS.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005
                                DECEMBER 31, 2004

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES

                                    CONTENTS



REPORT OF THE INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM ON THE
CONSOLIDATED FINANCIAL STATEMENTS                                            F-1
--------------------------------------------------------------------------------



CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets                                               F-3

   Consolidated Statements of Operations                                     F-4

   Consolidated Statements of Stockholders' Equity                           F-5

   Consolidated Statements of Cash Flows                                     F-6

   Notes to Consolidated Financial Statements                             F-7-25
--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders' of International Card Establishment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of International Card Establishment, Inc. (a Deleware corporation) and Subsidiaries as of December 31, 2005, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of International Card Establishment, Inc. and Subsidiaries as of December 31, 2004, were audited by other auditors whose report dated May 5, 2005, expressed an unqualified opinion on those statements, have been furnished to us.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Card Establishment, Inc. and Subsidiaries as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


MENDOZA BERGER & COMPANY, L.L.P.




Irvine, California
April 12, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
International Card Establishment, Inc. and Subsidiaries
Oxnard, California


I have audited the accompanying consolidated balance sheets of International Card Establishment, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

As discussed in Note 1 to the accompanying consolidated financial statements, the Company has restated its consolidated revenues and cost of sales for the year ended December 31, 2004, to reflect the adoption of Statement of Financial Accounting Standards No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, A REPLACEMENT OF FASB STATEMENT 125 effective with the acquisition of Global Tech Leasing, Inc. on December 29, 2003, resulting in no changes to net loss or retained earnings. As reflected in Note 7, the Company conformed to the accounting principles generally accepted in the United States of America for the issuance and recording of convertible preferred stock and associated warrants, increasing the amount recorded to additional paid in capital and preferred stock dividend that increased the accumulated deficit by $1,351,978. In conjunction with these changes, the Company changed its accounting estimate regarding the recoverability of deferred tax assets. This change in estimate resulted in and increase of the net loss and retained earnings by $1,709,962. Accordingly, the December 31, 2004 financial statements have been restated and adjustments have been made to reflect the changes herein.

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




Kyle L. Tingle, CPA, LLC


May 5, 2005
Las Vegas, Nevada
Except for Note 7, Note 9 and Note 12, in which the date is September 22, 2005 and Revenue Recognition of Note 1, in which the date is April 13, 2006



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,     December 31,
                                                                                                2005             2004
                                                                                                           (Restated)
                                                                                       _____________     ____________

                                     ASSETS

CURRENT ASSETS
     Cash                                                                              $     748,040     $  2,115,491
     Accounts receivable, trade, net of allowance of $31,731 and $18,806
        as of December 31, 2005 and 2004, respectively                                       495,069          429,706
     Finance lease receivable                                                                 23,162           72,979
     Inventory                                                                                50,684          163,172
     Other receivables                                                                       113,646          448,947
     Prepaid assets                                                                          357,090           23,407
                                                                                       _____________     ____________
            Total current assets                                                           1,787,691        3,253,702
                                                                                       _____________     ____________

OFFICER RECEIVABLE                                                                                 -            3,372
FIXED ASSETS, net of accumulated depreciation of $1,238,060 and $253,843
     as of December 31, 2005 and 2004, respectively                                        1,841,856        2,739,819
INTANGIBLE ASSETS                                                                          5,020,052        4,672,485
GOODWILL                                                                                   1,580,331        2,666,734
DEPOSITS                                                                                     136,327           31,344
                                                                                       _____________     ____________

                   Total assets                                                        $  10,366,257     $ 13,367,456
                                                                                       =============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                                  $     656,455     $    471,509
     Accrued expenses                                                                        609,151          825,821
     Notes payable                                                                           506,933           13,844
     Notes payable, related parties                                                        1,564,650          324,285
     Due to related party                                                                     76,333                -
                                                                                       _____________     ____________

            Total current liabilities                                                      3,413,522        1,635,459

LONG-TERM DEBT, RELATED PARTY, NET OF CURRENT PORTION                                              -        1,797,225
                                                                                       _____________     ____________

                   Total liabilities                                                       3,413,522        3,432,684

COMMITMENTS & CONTINGENCIES                                                                        -                -
STOCKHOLDERS' EQUITY
     Preferred stock:  $.01 par value; authorized 10,000,000 shares;
        issued and outstanding:  62,000 shares at
        December 31, 2005 and 2004, respectively                                                 620              620
     Common stock: $.0005 par value; authorized 100,000,000 shares;
        issued and outstanding: 29,337,392 and 28,408,150 shares
        at December 31, 2005 and 2004, respectively                                           14,669           14,204
     Preferred stock subscription receivable                                                       -       (1,780,920)
     Additional paid-in capital                                                           17,987,902       17,347,352
     Accumulated deficit                                                                 (11,050,456)      (5,646,484)
                                                                                       _____________     ____________
            Total stockholders' equity                                                     6,952,735        9,934,772
                                                                                       _____________     ____________

                   Total liabilities and
                   stockholders' equity                                                $  10,366,257     $ 13,367,456
                                                                                       =============     ============


See Accompanying Notes to Consolidated Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Years ended
                                                       December 31,     December 31,
                                                               2005             2004
                                                                          (Restated)
                                                      _____________     ____________

Merchant services revenues                            $   4,678,183    $   3,663,884
Less:  sales returns and allowances                         (44,018)        (239,168)
Gain on sale of leases                                    1,914,435        1,267,028
                                                      _____________     ____________
   Net revenue                                            6,548,600        4,691,744


Cost of revenue
   Commissions                                            1,465,681          914,677
   Cost of leases                                            26,465           71,469
   Cost of sales                                          2,318,560        1,204,067
   Other                                                          -           80,016
                                                      _____________     ____________
           Cost of revenue                                3,810,706        2,270,229

           Gross profit                                   2,737,894        2,421,515
                                                      _____________     ____________


Operating, general, and administrative expenses
   General, administrative and selling expenses           4,763,771        5,704,018
   Impairment charges related to goodwill and
     intangible assets                                    1,206,402          106,458
   Direct write-off of
   Depreciation                                           1,000,016          252,630
                                                      _____________     ____________
           Total operating, general, and
           administrative expenses                        6,970,189        6,063,106
                                                      _____________     ____________


           Net operating loss                            (4,232,295)      (3,641,591)

Non-operating income (expense)
   Interest income                                           14,630            5,148
   Interest expense                                        (107,480)         (11,741)
                                                      _____________     ____________

           Total nonoperating income (loss)                 (92,850)          (6,593)
                                                      _____________     ____________

   Net loss before income tax benefit                    (4,325,145)      (3,648,184)

   Income tax expense                                             -          114,000
                                                      _____________     ____________

   Net loss                                              (4,325,145)      (3,762,184)
                                                      _____________     ____________

   Dividends paid on preferred shares                     1,078,827        1,399,985
                                                      _____________     ____________

   Net loss allocable to common shareholders          $  (5,403,972)    $ (5,162,169)
                                                      =============     =============
   Net loss per share, basic
   and diluted                                        $      (0.18)     $      (0.22)
                                                      =============     =============

   Average number of shares
   of common stock outstanding                           29,273,746       23,018,879
                                                      =============     =============

   Dividends Per Share                                $       17.40     $      22.58
                                                      =============     =============


See Accompanying Notes to Consolidated Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                Common or
                           Preferred Stock      Common Stock      Additional    Preferred      Common
                         _________________  ___________________    Paid-In        Stock       Stock for   Accumulated
                           Shares   Amount    Shares    Amount     Capital     Subscribed    Acquisition    Deficit       Total
                         _________________  __________  _______   __________   ___________   ___________  ___________  ___________

Balance, December 31,
    2003                          -  $  -   12,630,250  $ 6,315   $         -  $   263,100   $ 4,520,000  $  (484,315) $ 4,305,100
                         ==========  =====   ==========  =======   ===========  ===========   ===========  ===========  ===========

Issued common stock
   subscribed from
   2003                                        375,857      188       262,912     (263,100)                                      -
Issued stock in acqui-
    sition of Global-
    Tech Leasing, Inc.                       5,000,000    2,500     4,517,500                 (4,520,000)                        -
Issued stock through
    private placement                          885,141      442       604,144                                              604,586
Issued stock for
   services and payment
   of debt                                     120,000       60       131,440                                              131,500
Issued stock through
    private placement                        4,415,076    2,208     2,488,630                                            2,490,838
Issuance of stock in
    acquisition of NEOS
    Merchant Solutions                       4,981,826    2,491     2,777,368                                            2,779,859
Issuance of preferred
   shares                    30,000   300                           3,128,848                                            3,128,433
Issuance of preferred
   shares                    32,000   320                           3,437,510                                            3,438,134
Preferred stock
   subscription receiv-
   able                                                                         (1,780,920)                             (1,780,920)
Preferred stock
   dividend                                                                                                (1,399,985)  (1,399,985)
Net loss, December 31,
   2004                                                                                                    (3,762,184)  (3,762,184)
                         __________  _____   __________  _______   ___________  ___________   ___________  ___________  ___________

Balance, December 31,
   2004 (Restated)           62,000  $ 620   28,408,150  $14,204   $17,347,352  $(1,780,920)  $         -  $(5,646,484)  $9,934,772
                         ==========  =====   ==========  =======   ===========  ===========   ===========  ===========  ===========


Preferred stock
   Subscription receiv-
   able, net of professional
   fees                                                               (55,459)   1,780,920                               1,725,461
Shares issued to reset
   funding of 2004 private
   Placement                                   929,242      465          (465)                                                   -
Beneficial Conversion
   Feature on Sept 2004
   Financing                                                          304,016                                (304,016)           -
Beneficial Conversion
   Feature on Dec 2004
   Financing                                                          392,458                                (392,458)           -
Preferred stock
   dividend                                                                                                  (382,353)    (382,353)
Net loss, December 31,
   2005                                                                                                    (4,325,145)  (4,325,145)
                         __________   ____   __________  _______   ___________  ___________   ___________  ___________  ___________

Balance, December 31,
   2005                      62,000  $ 620   29,337,392  $14,669   $17,987,902  $         -   $         - $(11,050,456)  $6,952,735
                         ==========  =====   ==========  =======   ===========  ===========   =========== =============  ==========


See Accompanying Notes to Consolidated Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Years ended
                                                        December 31,     December 31,
                                                                2005             2004
                                                                           (Restated)
                                                        ____________     ____________

Cash Flows From
Operating Activities

    Net loss                                             $(4,325,145)     $(3,762,184)
    Gain on sale of leases                                (1,914,435)      (1,267,028)
    Adjustments to reconcile net loss to cash
         used in operating activities:
    Impairment charges related to goodwill and
          intangible assets                                 1,206,402         706,458
    Depreciation                                            1,000,016         252,630
    Income tax expense                                             -          114,000
    Allowance for doubtful accounts                           12,925           16,860
    Accumulated depreciation of sold asset                   (15,799)               -
Changes in assets and liabilities
    (Increase) in accounts receivable                        (78,288)        (322,158)
    (Decrease) in finance receivable                          49,818           72,979
    (Increase) in inventory                                  112,488          (42,943)
    (Increase) in other receivables                          335,300         (120,918)
    (Increase) decrease in prepaid expenses                 (333,683)          (9,878)
    (Increase) in deposits                                  (104,982)         (31,344)
    Increase (decrease) in bank overdraft                          -         (132,596)
    Increase (decrease) in accounts payable                  184,946         (148,496)
    Increase (decrease) in accrued expenses                 (250,894)          97,688
                                                         ___________      ___________

         Net cash (used in) operating activities          (4,121,331)      (4,576,930)
                                                         ___________      ___________

Cash Flows From Investing Activities
    Acquisitions, net                                       (467,567)        (433,246)
    Purchase of equipment                                    (86,254)         (82,907)
    Cost of leases purchased                              (8,843,262)     (10,062,259)
    Proceeds from leases sold                             10,757,697       11,329,287
                                                         ___________      ___________

         Net cash (used in) investing activities            1,360,614         750,875
                                                          ___________      ___________

Cash Flows From Financing Activities
    Related party receivables, net                            79,705         (135,166)
    Proceeds from notes payable                              500,000           10,249
    Payments on notes payable, related party                (556,860)        (578,650)
    Payments on notes payable                                 (6,911)               -
    Dividends paid                                          (348,126)         (27,298)
    Proceeds from preferred and common stock               1,725,461        6,660,003
                                                         ___________      ___________

         Net cash provided by financing activities         1,393,269        5,929,138
                                                         ___________      ___________

         Net increase in cash                             (1,367,451)       2,103,083

Cash, beginning of period                                  2,115,491           12,408
                                                         ___________      ___________

Cash, end of period                                      $   748,040      $ 2,115,491
                                                         ===========      ===========

Supplemental Cash Flow Disclosures:

Cash paid for interest                                   $    70,186      $     8,771

Cash paid for income taxes                               $         -      $         -


See Accompanying Notes to Consolidated Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


                                                                 Years ended
                                                        December 31,     December 31,
                                                                2005             2004
                                                                           (Restated)
                                                        ____________     ____________

Supplemental Schedule of Non-cash Investing and
Financing Activities

Notes payable issued in acquisition of NEOS Merchant
    Solutions, Inc.                                                -      $ 2,000,000

Acquisition of NEOS Merchant Solutions, Inc. by                    -      $ 2,779,859
    issuance of 4,981,826 shares of common stock

Preferred stock subscription receivable                            -      $ 1,780,920

Calculated beneficial conversion feature associated
   with September 2004 financing                                   -      $   590,148

Calculated beneficial conversion feature associated
   with December 2004 financing                                    -      $   761,830

Calculated beneficial conversion feature associated
    with September 2004 financing issuance in 2005         $ 304,016                -

Calculated beneficial conversion feature associated
    with December 2004 financing issuance in 2005          $ 392,458               -


See Accompanying Notes to Consolidated Financial Statements.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION
International Card Establishment, Inc. (the "Company"), a Nevada corporation, is a provider of diversified products and services to the electronic transaction processing industry, offering merchant accounts for the acceptance and processing of credit and debit cards, as well as a proprietary "smart card" based gift and loyalty program. The Company's Merchant Card Services division establishes "merchant accounts" for businesses that enable those businesses to accept credit cards, debit cards, and other forms of electronic payments from their customers; supplies the necessary card readers and other point-of-sale transaction systems; facilitates processing for the accounts; and, provides e-commerce solutions. Through its NEOS Subsidiary the Company also markets a proprietary "Smart Card"-based system that enables merchants to economically offer store-branded gift and loyalty cards - one of the fastest growing product categories in the industry. GlobalTech Leasing is an equipment leasing firm that specializes in financing point-of-sale transaction systems.

As used in these Notes to the Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to International Card Establishment, Inc. and, unless the context indicates otherwise its consolidated subsidiaries. The Companies subsidiaries include NEOS Merchant Services ("NEOS"), a Nevada corporation, which provides smart card loyalty programs in an integrated vertical system for its customers, as well as other electronic payment services (merchant services); GlobalTech Leasing ("GLT"), a California corporation, which provides lease funding for equipment supplied by the Company to its customers, as well as numerous other unrelated merchant service providers (leasing services); International Card Establishment ("ICE"), which provides electronic payment services (merchant services); and INetEvents, Inc. ("INET"), a Delaware Corporation, which was dormant in 2005.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.


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

CASH
For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2005 and 2004, respectively.

CONCENTRATIONS
The Company maintains cash balances at several financial institutions in California. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2005 the Company had more than one account in excess of the $100,000 insured amount and only one account in excess at December 31, 2004.

Due to the number of customers that we process credit card transactions for we are not dependant on a limited number of customers for the merchant services business segment.

Gains recognized for the sale of leases is dependent on a small number of financing institutions ("customers"). The loss of one or more of these financing institutions could adversely affect future operations. Two customers account for 100% and 99% of total non-related lease gains as of December 31, 2005 and 2004, respectively.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company estimates its accounts receivable risks and provides allowances for doubtful accounts accordingly. The Company believes that its credit risk for accounts receivable is limited because of its large number of customers and the relatively small account balances for most of its customers. Also, the Company's customers are dispersed across different business and geographic areas. The Company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis. The evaluation includes historical loss experience, length of time receivables are past due, adverse situations that may affect a customer's ability to repay and prevailing economic conditions. The Company makes adjustments to its allowance if the evaluation of allowance requirements differs from the actual aggregate reserve. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

INVENTORY
Inventories are stated at the lower of cost or market. Cost is determined using the first in, first out method. The Company's inventories consist primarily of electronic merchant processing machines.

FIXED ASSETS
Furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. Leased assets qualifying for capital lease treatment have been included in the Fixed Assets and related Accumulated Depreciation amounts in these financial statements. Leased assets consist of laptops and are amortized in accordance with the Company's other fixed assets.

Estimated service lives of property and equipment are as follows:



Furniture and fixtures     3 years
Equipment and machinery    3 - 5 years
Software                   3 - 5 years

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

FAIR VALUE
The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivables, net finance lease receivables, accounts payable, accrued expenses and current portion of notes payable approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

GOODWILL AND INTANGIBLES
Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations. The Company's annual goodwill impairment test identified an impairment to goodwill amounting to $1,206,402 and $106,458 as of December 31, 2005 and 2004, respectively. In 2004, this amount was included within depreciation and amortization expense.

The Company capitalizes intangible assets such as the purchase of merchant accounts from portfolio acquisitions (i.e. the right to receive future cash flows related to transactions of these applicable merchants) (See Note 3). Annually, the Company performs a census of merchant accounts received in such acquisitions, analyzing the expected cash flows, and adjusts the intangible asset accordingly. In 2005, the Company purchased merchant portfolios totally $485,570 that were not related to a business combination or acquisition of an entire company. The Company recognized a direct write off in association with the merchant portfolio purchases in 2005, based on the census performed, of $18,003 as of December 31, 2005.

DERIVATIVES
The Company occasionally issues financial instruments that contain an embedded instrument. At inception, the Company assesses whether the economic characteristics of the embedded derivative instrument are clearly and closely related to the economic characteristics of the financial instrument (host contract), whether the financial instrument that embodies both the embedded derivative instrument and the host contract is currently measured at fair value with changes in fair value reported in earnings, and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument.

If the embedded derivative instrument is determined not to be clearly and closely related to the host contract, is not currently measured at fair value with changes in fair value reported in earnings, and the embedded derivative instrument would qualify as a derivative instrument, the embedded derivative instrument is recorded apart from the host contract and carried at fair value with changes recorded in current-period earnings. As of December 31, 2005 and 2004 we determined that none of our embedded financial instruments qualified for this treatment and that the embedded instruments qualified for the derivative accounting exemption as they are both indexed to our stock and classified in the stockholders' equity section of our consolidated balance sheets. We have accounted for any calculated beneficial conversion feature as either interest expense or dividends paid, based on the nature of the host contract.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUES
The Company provides merchant services and customer support for merchants and other Merchant Services providers. Revenues are recognized as customer services are provided.

The Company provides merchant services to customers for acceptance and processing of electronic payments, gift and loyalty transactions, and the sales of related equipment used for the processing of electronic transactions. Credit card and gift and loyalty processing fees are recognized as incurred. Sales and cost of sales of equipment are recognized when the equipment is provided and the customer accepts responsibility for the payment of the equipment. Each month, an allowance is accrued and reconciled against collections, recording actual losses to sales allowances.

The Company, through its subsidiary GTL, acquires leases from Independent Sates Organizations (ISO) and from two of the Company's subsidiaries. GTL recognizes these purchases of leases from ISOs as a direct financing leases.

When a direct financing lease is consummated, the Company records a gross finance receivable. Due to the short term that the Company keeps these leases before selling them to other financing companies, there is no residual value recognized.

GTL sells the direct financing leases that it purchases from ISOs, NEOS, and ICE to unrelated third parties. The company follows FAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," when accounting for its sale of finance assets. The Company recognizes all assets obtained or liabilities incurred in consideration as proceeds of the sale and recognizes may gain or loss on the sale in earnings.

We have determined that our presentation for revenue for Gain on Sales of Leases is potentially better stated for financial statements readers by netting the-gross revenues, against-gross costs and adopting the reporting under FAS No. 140 as disclosed above. This adoption of FAS No. 140 presentation does not change or alter our total net loss for any period within this financial statement. See table below.

                                    2005           2004

  Gross lease revenues            10,757,697    11,329,287
  Gross cost of revenues           8,843,262    10,062,259
  Net gain on sale of leases       1,914,435     1,267,028
  Net loss                        (4,325,145)   (3,641,591)

ADVERTISING
Advertising costs are charged to operations as incurred. Advertising costs for the years ended December 31, 2005 and 2004 were $129,404 and $184,809, respectively.

RECLASSIFICATION
Certain reclassifications, which have no effect on net (loss), have been made in the prior period financial statements to conform to the current presentation.

NEW ACCOUNTING PRONOUNCEMENTS
In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R replaced SFAS No. 123 and superceded Accounting Principles Board Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after December 15, 2005, for small business issues. The Company anticipates adopting SFAS 123R in the first quarter 2006. The adoption of SFAS No. 123 (revised 2004) should not have a significant impact on the Company's financial position or results of operations until such time the Company has share-based payments.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47 "Accounting for Conditional Asset Retirement Obligations--an Interpretation of FASB Statement No. 143" ("FIN No. 47"). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective for us no later than December 31, 2005. We do not expect that the adoption of FIN No. 47 will have a material impact on our financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. We have adopted this statement for these financial statements.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2. FIXED ASSETS

Fixed assets and accumulated depreciation consists of the following:


                                                        Years ended
                                             December 31,     December 31,
                                                     2005             2004
                                            _____________    _____________

Furniture and fixtures                      $      60,713    $      15,650
Equipment and machinery                           182,884          148,012
Software                                        2,836,320        2,830,000
                                            _____________    _____________
         Subtotal                               3,079,917        2,993,662
Accumulated Depreciation                       (1,238,060)        (253,843)
                                            _____________    _____________
                                            $   1,841,857    $   2,739,819
                                            =============    =============





NOTE 3. GOODWILL AND INTANGIBLE ASSETS

Goodwill and Intangible assets were purchased with the acquisitions of GlobalTech Leasing, Inc. and NEOS Merchant Solutions Inc. The purchase price allocation at fair market values included values assigned to intangible assets and a portion allocated to goodwill. The Company has determined that the intangibles purchased as part of a business acquisiton have an indefinite useful life. The provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", require the completion of an annual impairment test with any impairment recognized in current earnings.

The Company hired an outside appraisal to assist in the determination of any impairment in intangibles or goodwill for both 2005 and 2004. Based on this analysis, in addition to management's original analysis in 2004, the Company determined that an impairment to the assigned values had occurred at December 31, 2005 and 2004 as previously disclosed. In 2003, the Company determined that a portion of the intangibles purchased in 2003 were not going to be realizable and wrote off the value. In 2004, the Company determined that a portion of these intangibles had a finite life and reversed the write off in 2004. These items have been accounted for as a change in estimate in 2004.

The Company's intangible assets consisted of the following:


                                              December 31,

                                   2005               2004
                              _____________      _____________

Merchant portfolios           $   3,255,052      $   2,787,485
Customer list                       780,000            900,000
Tradename                           935,000            935,000
Internet domain                      50,000             50,000
                              _____________      ____________
                              $   5,020,052      $   4,672,485
                              =============      =============

Goodwill                      $   1,580,331      $   2,666,734
                              =============      =============

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4. ACCRUED EXPENSES

Accrued expenses consist of the following:



                                                    Years ended
                                         December 31,     December 31,
                                                 2005             2004
                                        _____________    _____________

Wages payable                           $     184,880    $     377,573
Lease funding payable                         220,713          175,131
Accrued expenses, other                        44,225          194,042
Accrued interest                               34,493                -
Preferred stock dividends payable              34,227           20,709
Sales taxes payable                            69,217           58,366
                                        _____________    _____________
                                        $     587,755    $     825,821
                                        =============    =============



NOTE 5. NOTES PAYABLES

Notes payable consist of the following:



                                                                          Years ended
                                                               December 31,     December 31,
                                                                       2005             2004
                                                              _____________    _____________
Note payable, at 8.5% for International Card Establishment,
    for use in working capital, due on June 30, 2006           $     125,000    $           -
Note payable, at 8.5% for International Card Establishment,
    for use in working capital, due on June 30, 2006                 375,000                -
Notes payable, capital lease obligation
    to acquire computer equipment                                     6,933           13,844
                                                              _____________    _____________

Current notes payable                                         $     506,933    $      13,844
                                                              =============    =============

Note payable, at 8% interest, in acquisition of NEOS
    Merchant Solutions, Inc., due on January 1, 2006          $     300,000    $           -
Note payable, at 8% interest, in acquisition of NEOS
    Merchant Solutions, Inc., due on June 30, 2006                1,264,650                -
Notes payable, at 1.23% interest, to related
    parties in NEOS acquisition, payable in $25,000
   installments                                                           -          174,285
Note payable, at 8% interest, to related party,
   due on December 31, 2004                                               -          150,000
                                                              _____________    _____________

Current notes payable, related parties                        $   1,564,650    $     324,285
                                                              =============    =============


Note payable, at 8% interest, in acquisition of
    NEOS Merchant Solutions, Inc., due on
    January 1, 2006                                           $           -    $     500,000
Note payable, at 8% interest, in acquisition of
    NEOS Merchant Solutions, Inc., due on
    June 30, 2006                                                         -        1,297,225
                                                              _____________    _____________

Long-term notes payable, related parties                      $           -    $   1,797,225
                                                              =============    =============


Note payable entered into by NEOS prior to the acquisition has no stated interest rate. The short term applicable federal funds rate of 1.23%, which is below that of other debt entered into by the Company, was imputed by the Company. The Company considered the dollar amount to be immaterial to record a premium as required by Accounting Principles Board Opinion No. 21, "Interest on Receivables and Payables" and has recorded the interest expense as incurred.

The related party promissory notes above relate to the NEOS acquisition (see
Note 7), and are convertible at the option of the holder into shares of the Company's common stock at a 25% discount of the average closing price for the 20 days prior to conversion. At the date of the Merger Commitment, the Company determined that there was no beneficial conversion feature with the convertible debt instruments.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5. NOTES PAYABLES (CONTINUED)

The Company is required to make the following principal payments on its total debt, including the accreted value at maturity of the Notes:



Year Ended December 31,           Principal Payments
                                  __________________
2006                              $        2,071,583
2007                                               -
2008                                               -
Thereafter                                         -
                                  __________________
Total                             $        2,071,583
                                  ==================



NOTE 6. STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares of common shares with par value of $0.0005 and 10,000,000 shares of serial preferred stock with a par value of $0.01.

COMMON STOCK
On January 15, 2003, the Company entered into a binding letter of intent with GlobalTech Leasing ("GTL"), a California corporation. On December 15, 2003, the Company entered into a "Plan and Agreement of Reorganization" with GTL and closed the transaction on December 29, 2003. The Company issued 5,000,000 shares of common stock in exchange of 100% of the shares of GTL, with the shares issued in April 2004.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6. STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK (continued)
On October 15, 2003, the Company approved a private placement of Common Stock in accordance with Delaware General Corporation Law. The placement was to sell through a purchase agreement up to 2,857,143 shares at $0.70 per share along with warrants to purchase shares at $0.50 per share. As of September 30, 2004 (the closing date), subscriptions for 1,260,998 shares were sold for $867,686. The shares were issued in January and April 2004. Warrants are for one (1) common share of stock for each two (2) shares purchased pursuant to the subscription agreement, exercisable through December 31, 2004.

In 2004, consistent with the guidance in EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", the Company agreed to issue stock for services rendered under consulting agreements. The Company issued 100,000 shares of common stock in compensation of $111,500 of consulting services which was valued based on the closing stock price on the date of agreement.

The Company also agreed to satisfy debt of $20,000 by the issuance of 20,000 shares. The debt related to an agreement that was negotiated over a period of time in which the closing price of the Company's stock ranged from $0.86 to $1.23. Due to the length of time to negotiate the debt settlement, the parties agreed to a stock price of $1.00.

In April 2004, the Company approved a private placement of Common Stock to raise up to $3,000,000. The Company issued 4,415,076 shares of stock at $0.63 per share. Each share of common stock included warrants, "A Warrants" and "B Warrants", respectively. One (1) A Warrant was issued for each two (2) shares of common stock issued. The per A Warrant Share exercise price to acquire a Warrant share is $0.51, retroactively adjusted due to additional equity financing in 2004 in accordance with the private placement agreement. A Warrants will be exercisable until a registration statement has been effective for approximately 180 days. One (1) B Warrant was issued for each one (1) share of common stock issued. The per B Warrant Share exercise price to acquire a Warrant share is $0.75, retroactively adjusted due to additional equity financing in 2004 in accordance with the private placement agreement. B Warrants are exercisable for five years from the Closing Date of the subscription agreement. As of December 31, 2004 the Company issued 2,207,541 A Warrants and 4,415,076 B Warrants in connection with this private placement. As of December 31, 2005, 2,207,541 of A Warrants have expired unexcerised.

In accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instrument", the total proceeds of $2,781,500 were allocated between common shares and warrants based on a relative fair value basis. The Company used the Black Scholes model to calculate the fair value of the warrants with the grant date the date of issue or commitment date, as appropriate, and the volatility at 50% of the life of the Warrant. Volatility was calculated from the date of the iNetEvents acquisition of July 13, 2004 forward. The calculation resulted in an allocation to Additional Paid-in Capital of $1,522,929 for common shares and $1,256,363 for the warrants.

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

In accordance with EITF 00-27, the total proceeds of $3,000,000 were allocated between preferred shares and warrants based on a relative fair value basis. The Company used the Black Scholes model to calculate the fair value of the warrants with the grant date the date of issue or commitment date, as appropriate, and the volatility at 50% of the life of the warrant. Volatility was calculated from the date of the iNetEvents acquisition of July 13, 2003 forward. The calculation resulted in an allocation to Additional Paid-in Capital of $2,105,821 for preferred shares and $894,164 for the warrants.

Additionally, in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and EITF 00-27, the Company determined that a beneficial conversion feature existed at the commitment date. As disclosed in the preferred shares Certificate of Designation (as filed with the SEC), the shareholder does not have a mandatory hold period and that the conversion is at the option of the shareholder. As such the Company charged the full amount of the calculated beneficial conversion feature to Dividends Paid as a return of capital. This amounted to $304,016 and $590,148 as of December 31, 2005 and 2004, respectively.

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

In accordance with EITF 00-27, the total proceeds of $3,200,000 were allocated between preferred shares and warrants based on a relative fair value basis. The Company used the Black Scholes model to calculate the fair value of the warrants with the grant date the date of issue or commitment date, as appropriate, and the volatility at 50% of the life of the Warrant. Volatility was calculated from the date of the iNetEvents acquisition of July 13, 2004 forward. The calculation resulted in an allocation to Additional Paid-in Capital of $2,045,697 for preferred shares and $1,154,287 for the warrants.

Additionally, in accordance with EITF 98-5 and EITF 00-27, the Company determined that a beneficial conversion feature existed at the commitment date. As disclosed in the preferred shares Certificate of Designation (as filed with the SEC), the shareholder does not have a mandatory hold period and that the conversion is at the option of the shareholder. As such the Company has charged the full amount of the calculated beneficial conversion feature to Dividends Paid as a return of capital. This amounted to $392,458 and $761,830 as of December 31, 2005 and 2004, respectively.

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

In February 2005, the Company received the remaining process in association with the 2004 preferred shares transactions amounting to $1,725,461, net of $55,459 in financing fees.

Collectively, the Series A Convertible Preferred Stock contain the following features:

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

As disclosed above in Note 4, the Company accrued for Preferred Stock Dividends $34,227 and $20,709 as of December 31, 2005 and 2004, respectively. Total dividends accrued and paid, inclusive of the beneficial conversion accounted for as preferred dividends, totaled $1,078,827 and $1,399,984 as of December 31, 2005 and 2004, respectively.

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


NOTE 7. BUSINESS COMBINATIONS

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


NOTE 7. BUSINESS COMBINATIONS (CONTINUED)

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8. INCOME TAXES

The consolidated provision for federal and state income taxes December 31, 2005 and 2004 are as follows:

                                                      2005                      2004
                                               ___________________        ________________
         Current - State                       $            1,000         $         1,000
         Current - Federal                                      -                       -
         Deferred - State                                (259,000)               (161,000)
         Deferred - Federal                            (1,415,000)               (989,000)
         Increase in valuation allowance                1,673,000               1,263,000
                                               ___________________        ________________
         Income tax expense (benefit)          $                -         $       114,000
                                               ===================        ================


There were no amounts paid for federal income taxes during the years ended December 31, 2005 and 2004.

The income tax provision differs from the expense that would result from applying statutory tax rates to income before taxes because of certain expenses that are not deductible for tax purposes and the effect of the valuation allowance.

As of December 31, 2005, the Company had federal net operating loss carryforwards of $7,973,000 that can be deducted against future taxable income. These tax carryforward amounts expire as follows:

         December 31, 2022   $    16,000
         December 31, 2023       631,000
         December 31, 2024     3,400,000
         December 31, 2025     3,926,000
                             ___________
              Total          $ 7,973,000
                             ===========

However, such carryforwards are not available to offset federal alternative taxable income. Internal Revenue Code Section 382 imposes limitations on our ability to utilize net operating losses if we experience an ownership change and for the NOL's acquired in the acquisitions of subsidiaries. An ownership change may result from transactions increasing the ownership of certain stockholders in the stock of the corporation by more than 50 percentage points over a three-year period. The value of the stock at the time of an ownership change is multiplied by the applicable long-term tax exempt interest rate to calculate the annual limitation. Any unused annual limitation may be carried over to later years.

The state operating losses will expire between 2012 and 2015 if not utilized.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, whereby deferred taxes are provided on temporary differences arising from assets and liabilities whose bases are different for financial reporting and income tax purposes. Deferred taxes are attributable to the effects of the following items.

o   Differences in calculating depreciation on property, plant and equipment
o Differences in calculating amortization and/or impairments on intangible assets
o   Tax loss carryforwards

The Company's total deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are as follows:


                                                              2005                 2004

         Deferred tax asset - current                    $           -       $            -
         Deferred tax asset - non current                    3,433,000            1,649,000
              Total deferred tax asset                       3,433,000            1,649,000

         Deferred tax liability - current                            -                   -
         Deferred tax liability - non current                 (348,000)            (237,000)
              Total deferred tax liability                    (348,000)            (237,000)

         Current deferred tax asset (liability)                      -                    -
         Non current deferred tax asset (liability)          3,085,000            1,412,000
              Net deferred tax asset (liability)         $   3,085,000       $    1,412,000

         Valuation allowance                                (3,085,000)          (1,412,000)

              Net deferred tax asset (liability)         $           -       $            -



SFAS No. 109 specifies that deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance increased $1,673,000 and $1,263,000 during the years ended December 31, 2005 and 2004, respectively, based upon management's expectation of future taxable income. The Company will continue to assess the valuation allowance to the extent it is determined that such allowance is no longer required, the tax benefit of the net deferred tax asset will be recognized in the future. Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                         December 31, 2005     December 31, 2004
                                         _________________     _________________

Statutory federal tax (benefit) rate         (34.00)%              (34.00)%
Statutory state tax (benefit) rate            (5.83)%               (5.83)%
                                             ______                ______
Effective tax rate                           (39.83)%              (39.83)%

Valuation allowance                           39.83%                39.83%
                                             ______                ______
Effective income tax rate                      0.00%                 0.00%
                                             ======                ======

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9. COMMITMENTS AND CONTINGENCIES

On October 1, 2002, the Company entered into a five-year software license agreement for software pertaining to the gift and loyalty program. License fees are $400 per month for the first two years, with the final three years to be renegotiated in 2004. This agreement was terminated in February 2005. Minimum licensing payments were $400 and $4,800 for December 31, 2005 and 2004, respectively.

Through NEOS, the Company is engaged in various non-cancelable operating leases for office facilities and equipment Under the related lease agreements, the Company is obligated to make monthly payments ranging from $55 to $7,800, with ex iration dates through May 2010.

Minimum future lease obligations for the five years immediately following the balance sheet date are as follows:


2006                                       $    144,634
2007                                            118,728
2008                                             18,973
2009                                              3,099
2010                                              1,291
                                           ____________

Total future minimum lease commitments     $    286,725
                                           ============



The Company is engaged in a non-cancelable operating lease for a sales office. Under the term of the lease agreement, the Company is obligated to make minimum monthly payments of $2,579 with an expiration date through August 2009.

Minimum future lease obligations for the five years immediately following the balance sheet date are as follows:



2006                                       $     31,926
2007                                             34,873
2008                                             36,837
2009                                             24,558
                                           ____________

Total future minimum lease commitments     $    128,194
                                           ============


The company leases its facilities for a total of $14,896 per month. Our current offices are located in Irvine, Camarillo and El Segundo, California. The company has a lease and sublease agreement in Cincinnati, Ohio for a net of $914 per month. Total lease costs for the years ended December 31, 2005 and 2004 were $273,168 and $362,796, respectively.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

In November 2003, the Company entered into a Binding Letter of Intent with Worldwide Business Services, Inc., dba Cardservice Worldwide ("WBSI") to acquire the stock of WBSI. As part of the agreement, ICE agreed to pay certain expenses of WBSI necessary to close the transaction. In May 2004, WBSI vacated the transaction without repaying the Company for the expenses paid. The Company had filed a lawsuit against WBSI and other entities to protect trade secrets and to collect the monies paid for the expenses of WBSI. The Company also claims breach of contract, fraud and deceit, violation of the Uniform Trade Secrets Act, tortuous interference with prospective business advantage and other related causes of action. Initial pleadings were filed, and WBSI has not yet responded. No trial date has been set.

As of December 31, 2004, the Company paid $312,678 for the expenses of WBSI and has recorded this as an Other Receivable. The Company feels confident in the collection of this receivable and does not have allowance against the receivable. As of September 2005, the total amount including legal fees have been recovered.

NOTE 10. RELATED PARTY TRANSACTIONS


The Company recorded an Officer Receivable of $0 and $3,372 as of December 31, 2005 and 2004, respectively. These balances were reimbursed to the Company by the end of the first quarter 2005.

Amounts due to and from related parties are interest free and paid in the normal course of business.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11. SEGMENT INFORMATION

The Company has two reportable segments: Merchant Services and Leasing Services. As previously disclosed, NEOS Merchant Services provides smart card loyalty programs in an integrated vertical system for its customers, as well as other electronic payment services (merchant services) and International Card Establishment provides electronic payment services (merchant services); GlobalTech Leasing provides lease funding for equipment supplied by the Company to its customers, as well as numerous other unrelated merchant service providers (leasing services).

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the business were acquired as a unit, and the management at the time of the acquisition was retained. The accounting policies of the segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.


                                                                            MERCHANT SERVICES       LEASING SERVICES       TOTAL

 Revenues from External Customers                                           $   5,652,398           $  1,906,116       $ 7,558,514

 Internal revenues                                                             (1,009,913)             1,009,913                 -

 Interest Revenue                                                                  14,630                      -            14,630

 Interest Expense                                                                (10,836)                      -          (10,836)

 Impairment charges related to goodwill and intangibles assets                          -              1,206,402         1,206,402

 Depreciation & Amortization                                                    1,014,682                  3,339         1,018,021

 Segment Operating Income (Loss) before Taxes                                 (2,965,316)             (1,119,002)       (4,084,316)



RECONCILIATION
 Total revenues for reportable segments                  $      7,558,514

 Other revenues                                                         -

 Elimination of intersegment revenues                         (1,009,913)
                                                 -------------------------
   Total Consolidated Revenues                           $      6,548,601
                                                 =========================

 PROFIT OR LOSS
 Total profit or loss from reportable segments          $     (4,084,316)

 Other profit or loss                                                   -

 Elimination of intersegment profits                                    -
 Unallocated amounts:

   Corporate expenses                                           (147,977)
                                                 -------------------------
 Net Income (Loss) before Taxes                         $     (4,232,293)
                                                 =========================

 ASSETS
 Total assets for reportable segments                    $     10,338,310

 Other assets                                                      27,948

 Goodwill not allocated to segments                                     -

 Other unallocated amounts                                              -
                                                 -------------------------
   Consolidated Total                                    $     10,366,258
                                                 =========================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL D SCLOSURE.

On July 18, 2005, Kyle L. Tingle, CPA, LLC (the "Former Accountant") was dismissed as the auditors for the ompany. On July 18, 2005, the Company engaged Mendoza Berger Company, L.L.P. (the "New Accountant"), as its independent certified public ccountant. The Company's decision to engage the New Accountant was approved by its Board of Directors on July 20, 2005.

The reports of the Former Accountant on the financial statements of the Company for each of the two most re ent fiscal years, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, auIit scope or accounting principles for the two most recent fiscal years and all subsequent interim periods.

During the Company's two most recent fiscal years and the subsequent interim period through the date of resagnation, there were no reportable events as the term described in Item 304(a)(1)(v) of Regulation S-K.

During the Company's two most recent fiscal years and the subsequent interim period through the date of rescgnation, there were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial stdtement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Accountant would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

The Company did not consult with the New Accountant regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided by the New Accountant that was a factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) Changes in internal controls. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our intrrnal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE XCHANGE ACT.

The members of our board of directors serve until the next annual meeting of the stockholders, or until the r successors have been elected. The officers serve at the pleasure of the board of directors. Information as to our directors and executive officers is as follows:


Name                Age                      Position
------------------------------------------------------------------------
William Lopshire     42     Chief Executive Officer, Secretary and
                            Director

Charles Salyer       53     Director and President of GlobalTech Leasing
                            subsidiary

Michael Fisher       41     Director

Hugh Wain Swapp      43     Chief Financial Officer and Director

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

HUGH WAIN SWAPP, Chief Financial Officer of the Company, and Chief Financial Officer, Director and President of NEOS Merchant Solutions, Inc. Mr. Swapp became a director of our company upon the closing of our acquisition of NEOS Merchant Solutions, Inc., effective as of September 8, 2004. Mr. Swapp is the CEO and founder of Neos Merchant Solutions, Inc. From 2002 to the present, he is primarily responsible for the day-to-day operations of NEOS, and its sales distribution channels. From 1999 to 2002, Mr. Swapp was the President of E-Commerce Processing (ECP), a leader in the private label smart card industry. From 1993 to 1999, he was the National Vice President of Sales for three years at Lynk Systems, where he opened 37 offices and built a portfolio of more than 70,000 merchants generating $3.5 billion in sales volume. From 1992 to 1993, he was the National Director of Sales at Deluxe Data. From 1991 to 1992, he developed and implemented a regional sales program for PMT Services, and spent four years as a Regional Manager with Nabanco, from 1988 to 1991, where he was instrumental in taking that division from start-up to more than a $3.0 billion portfolio over that period.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file. Based solely upon our review of copies of Forms 3, 4 and 5, and any subsequent amendments thereto, furnished to the Company by our directors, officers and beneficial owners of more than ten percent of our common stock, we are not aware of any Forms 3, 4 and/or 5 which certain of our directors, officers or beneficial owners of more than ten percent of our common stock that, during our fiscal year ended December 31, 2005, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934

CODE OF ETHICS.

The Company has not adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer.

COMPENSATION OF DIRECTORS

We do not currently pay our directors for attending meetings of our Board of Directors. We also have no standard arrangement pursuant to which our directors are compensated for any services provided as a director or for committee participation or special assignments.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth for the fiscal year indicated the compensation paid by our company to our Chief Executive Officer and other executive officers with annual compensation exceeding $100,000:

                           SUMMARY COMPENSATION TABLE:
                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION


                                                             Other
                                                             Annual      Restricted     Options      LTIP
   Name & Principal                Salary        Bonus       Compen-       Stock         SARs       Payouts      All Other
       Position           Year       ($)          ($)        sation ($)   Awards($)       (#)         ($)      Compensation
------------------------ ------- ------------ ------------ ------------ ------------- ----------- ------------ --------------
Willaim Lopshire(1)       2005     180,000         0            0            -            -            -             -
Chief Executive Officer,  2004     180,000         0            0            -            -            -             -
Secretary and Director    2003     180,000         0            0            -            -            -             -

Jonathan Severn(2)        2004     180,000         0            0            -            -            -             -
Former President, Chief   2003      48,000         0            0            -            -            -             -
Financial Officer and
Chairman of the Board

Charles Salyer(3)         2005     180,000         0            0            -            -            -             -
Director, President of    2004     180,000         0            0            -            -            -             -
GlobalTech Leasing, Inc.  2003     130,000         0            0            -            -            -             -

Hugh Wain Swapp(4)        2005     180,000         0            0            -            -            -             -
Chief Financial Officer,  2004     160,000         0            0            -            -            -             -
Director and Chief        2003     150,000         0            0            -            -            -             -
Financial Officer and
President of NEOS
Merchant Solutions, Inc.
---------------------- ------- ------------ ------------ ------------ ------------- ----------- ------------ --------------


(1) During 2003 Mr. Lopshire accrued $120,000 of his stated salary. The $120,000 was paid to him in March 2005.

(2) During fiscal years ended December 31, 2003, Mr. Severn accrued an aggregate of $96,000 of his salary as an officer of GlobalTech Leasing, Inc.; Mr. Severn also received a car allowance from GlobalTech Leasing, Inc. in the aggregate amount of $21,023 for the fiscal year ended December 31, 2004. Mr. Severn resigned as the Company's President, Chief Financial Officer and Chairman of the Board on March 14, 2005.

(3) During the fiscal years ended December 31, 2004 and 2005 Mr. Salyer received: (i) a car allowance in the amount of $9,750; and (ii) life insurance premiums in the amount of $3,249.

(4) During 2003 and 2004, Mr. Swapp deferred $63,000 and $10,000 of his stated salaries respectively. Mr. Swapp was appointed as the Company's Chief Financial Officer on March 14, 2005.

OPTION GRANTS IN LAST FISCAL YEAR

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

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Security Ownership of Certain Beneficial Owners.

The following table sets forth the security and beneficial ownership for each class of our equity securities for any person who is known to be the beneficial owner of more than five percent of the Company as of March 31, 2006.


           Name and                  Amount and
           Address of                Nature of
Title of   Beneficial                Beneficial      Percent
Class      Owner                     Owner           of Class
-------------------------------------------------------------
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
           555 Airport Way
           Suite A
           Camarillo, CA 93010


The total of our outstanding Common Shares as of March 31, 2006 are held by 100 shareholders of record.

(b) Security Ownership of Management.

The following table sets forth the ownership for each class of our equity securities owned beneficially and of record by all directors and officers of the Company as of March 31, 2006.

           Name and                  Amount and
           Address of                Nature of
Title of   Beneficial                Beneficial     Percent
Class      Owner                     Owner          of Class
-------------------------------------------------------------

Common     Jonathan Severn            1,000,000       3.40%
           555 Airport Way
           Suite A
           Camarillo, CA 93010

Common     Charles Salyer             2,250,000       7.68%
           555 Airport Way
           Suite A
           Camarillo, CA 93010

Common     William Lopshire           1,600,000       5.46%
           555 Airport Way
           Suite A
           Camarillo, CA 93010

Common     Michael Fisher               200,000         *
           555 Airport Way
           Suite A
           Camarillo, CA 93010

Common     Hugh Wain Swapp              826,922       2.82%
           555 Airport Way
           Suite A
           Camarillo, CA 93010

Common     All Officers and           5,876,922      20.00%
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

ITEM 13. EXHIBITS.

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


31.2        Certification by Chief Financial Officer pursuant to Sarbanes Oxley
            Section 302.

32.1        Certification by Chief Executive Officer pursuant to 18 U.S. C.
            Section 1350.

32.2        Certification by Chief Financial Officer pursuant to 18 U.S. C.
            Section 1350.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $22,635 and $19,875, respectively, for the years ended December 31, 2005 and December 31, 2004.

AUDIT RELATED FEES

The Company did not incur other audit related fees and services for the fiscal year ended December 31, 2005.

ALL OTHER FEES

There was no tax preparation fees billed for the fiscal year ended December 31, 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: APRIL 17, 2006

                     INTERNATIONAL CARD ESTABLISHMENT, INC.

                        BY: /s/ WILLIAM LOPSHIRE
                        ---------------------------
                                WILLIAM LOPSHIRE
                                CHIEF EXECUTIVE OFFICER (PRINCIPAL
                                EXECUTIVE OFFICER), SECRETARY
                                AND DIRECTOR


                        BY: /s/ HUGH WAIN SWAPP
                        ---------------------------
                                HUGH WAIN SWAPP
                                CHIEF FINANCIAL OFFICER (PRINCIPAL
                                ACCOUNTING OFFICER) AND DIRECTOR


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     SIGNATURE                        TITLE                       DATE

/s/ WILLAIM LOPSHIRE      CHIEF EXECUTIVE OFFICER,            APRIL 17, 2006
---------------------     SECRETARY AND DIRECTOR
    WILLAIM LOPSHIRE


/s/ HUGH WAIN SWAPP       CHIEF FINANCIAL OFFICER AND         APRIL 17, 2006
---------------------     DIRECTOR
    HUGH WAIN SWAPP


/s/ CHARLES SALYER        DIRECTOR                            APRIL 17, 2006
---------------------
    CHARLES SALYER


/s/                       DIRECTOR                            APRIL 17, 2006
---------------------
    MICHAEL FISHER