Form 10QSB
period 2006-03-31
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2006-05-15
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                                   (Mark One)


 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED March 31, 2006.


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At May 15, 2006, there were outstanding 29,337,392 shares of the Registrant's Common Stock, $.0005 par value.

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

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2006



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                           March 31,     December 31,
                                                                                                2006             2005
                                                                                        ____________     ____________
                                     ASSETS

CURRENT ASSETS
     Cash                                                                               $    381,131     $    748,040
     Accounts receivable, trade, net of allowance   of $33,087 and $31,731
       at March 31, 2006 and December 31, 2005, respectively                                 359,330          495,069
     Finance lease receivable                                                                 61,891           23,162
     Inventory                                                                                33,788           50,684
     Other receivables                                                                       101,873          113,646
        Prepaid assets                                                                       293,247          357,090
                                                                                        ____________     ____________
            Total current assets                                                           1,231,259        1,787,691
                                                                                        ____________     ____________

FIXED ASSETS, net of accumulated depreciation of $1,494,678 and $1,238,060
   at March 31, 2006 and December 31, 2005, respectively                                   1,683,150        1,841,856
INTANGIBLE ASSETS                                                                          5,238,934        5,020,052
GOODWILL                                                                                   1,580,331        1,580,331
DEPOSITS                                                                                     158,816          136,327
                                                                                        ____________     ____________

                   Total assets                                                         $  9,892,490     $ 10,366,257
                                                                                        ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable                                                                   $    596,402     $    656,455
     Accrued expenses                                                                        646,014          609,151
     Notes payable                                                                           640,438          506,933
     Notes payable, related parties                                                        1,564,650        1,564,650
     Due to Officer                                                                           41,333           76,333
                                                                                        ____________     ____________

            Total current liabilities                                                      3,488,837        3,413,522
                                                                                        ____________     ____________

                   Total liabilities                                                       3,488,837        3,413,522
                                                                                        ____________     ____________

STOCKHOLDERS' EQUITY
     Preferred stock:  $.01 par value; authorized 5,000,000 shares;
        issued and outstanding:  62,000 at March 31, 2006
        and December 31, 2005, respectively                                                      620              620
     Common stock: $.0005 par value; authorized 100,000,000 shares;
        issued and outstanding: 29,337,392 and 29,337,392 shares
        at March 31, 2006 and December 31, 2005, respectively                                 14,669           14,669
     Common stock subscription                                                               180,000                -
     Additional paid-in capital                                                           17,987,902       17,987,902
     Accumulated deficit                                                                 (11,779,538)     (11,050,456)
                                                                                        ____________     ____________
            Total stockholders' equity                                                  $  6,403,653     $  6,952,735
                                                                                        ____________     ____________

                   Total liabilities and
                   stockholders' equity                                                 $  9,892,490     $ 10,366,257
                                                                                        ============     ============




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended March 31,
                                                          2006                     2005
                                                                                (Restated)
                                                       ___________              __________

Merchant services revenues                             $ 2,317,008             $   814,332
Less:  sales returns and allowances                         (5,735)                (27,699)
Gain on sale of leases                                     167,621                 640,447
                                                       ___________              __________
    Net revenue                                          2,478,894               1,427,080

Cost of revenue

    Commissions                                            405,077                 332,817
    Cost of sales                                        1,283,431                 325,277
    Cost of leases                                           5,607                   9,306
                                                       ___________              __________

Cost of revenue                                          1,694,115                 667,400
Gross profit                                               784,779                 759,680
                                                       ___________              __________
Operating, general, and administrative expenses
General, administrative and selling expenses             1,114,152               1,373,741

Impairment  charges  related to  goodwill  and
intangible assets                                                -                  15,000
Depreciation                                               256,618                 293,585
                                                       ___________              __________
    Total operating, general, and
    administrative expenses                              1,370,770               1,682,326
                                                       ___________              __________

Net Operating Loss                                        (585,991)               (922,646)

Non-operating income (expense)
    Interest income                                            208                   5,565
    Interest expense                                       (43,929)                 (4,219)
                                                       ___________              __________
Net loss before preferred dividends                       (629,712)               (921,300)

Preferred stock dividends                                   99,370                 745,320
                                                       ___________              __________

Net loss allocable to common shareholders              $  (729,082)            $(1,666,620)
                                                       ===========              ==========

Net loss per share, basic and diluted                  $      (.02)            $      (.06)
                                                       ===========              ==========

Average number of shares of common stock
outstanding                                             29,337,392              29,079,273
                                                       ===========              ==========

Preferred dividends per share                          $      1.60             $     12.02
                                                       ===========              ==========



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Three Months Ended March 31,
                                                                           2006            2005
                                                                                        (Restated)
                                                                         _________      ___________

Cash Flows From
Operating Activities

    Net loss before preferred stock dividends                            $(629,712)     $  (921,300)
    Adjustments to reconcile net loss to cash
         used in operating activities:
    Gain on sale of leases                                                (167,621)        (640,447)
    Impairment charges related to goodwill and intangible assets                 -           15,000
    Depreciation                                                           256,618          293,586
    Allowance for doubtful accounts                                          1,357              599

Changes in assets and liabilities
    Decrease (increase) in accounts receivable                             134,383           (5,051)
    (Increase) in finance lease receivable                                 (38,729)               -
    Decrease in inventory                                                   16,896           38,291
    Decrease in other receivables                                           11,774           38,177
    Decrease in prepaid expenses                                            63,843           18,304
    (Increase) in deposits                                                 (22,489)        (112,321)
    (Decrease) in accounts payable                                         (16,153)         (81,521)
    (Decrease) in accrued expenses                                         (62,508)        (290,558)
                                                                         _________      ___________

         Net cash (used in) operating activities                          (452,341)      (1,647,241)
                                                                         _________      ___________

Cash Flows From Investing Activities:
    Merchant portfolio acquisitions, net of attrition                     (218,882)               -
    Purchase of equipment                                                   (4,912)         (69,373)
    Cost of leases purchased                                              (260,135)      (3,081,916)
    Proceeds from leases sold                                              427,756        3,722,363
                                                                         _________      ___________

         Net cash (used in)/provided by investing activities               (56,173)         571,074
                                                                         _________      ___________

Cash Flows From Financing Activities:
    (Decrease) increase in due to officer and related party payable, net   (35,000)         104,882
    Proceeds from notes payable, net                                             -           (1,837)
    Payments on capital lease                                               (3,395)               -
    Payments on related party notes payable                                      -         (269,408)
    Preferred dividends paid                                                     -          (50,587)
    Proceeds from common stock subscribed                                  180,000                -
    Proceeds from preferred stock subscriptions                                  -        1,725,461
                                                                         _________      ___________


         Net cash provided by financing activities                         141,605        1,508,511
                                                                         _________      ___________

         Net (decrease) increase in cash                                  (366,909)         432,344

Cash, beginning of period                                                  748,040        2,115,491
                                                                         _________      ___________

Cash, end of period                                                      $ 381,131      $ 2,547,835
                                                                         =========      ===========




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)


Supplemental Disclosure of Cash Flow Information:

Cash paid for interest                                             $  2,198           $      -
                                                                   ========           ========

Cash paid for income taxes                                         $      -           $      -
                                                                   ========           ========

Accrued preferred stock dividend                                   $133,597           $ 48,846
                                                                   ========           ========

Calculated beneficial conversion feature associated with
  September 2004 financing issuance in 2006                        $      -           $304,016
                                                                   ========           ========

Calculated beneficial conversion feature associated with
  December 2004 financing issuance in 2006                         $      -           $392,458
                                                                   ========           ========

Notes payable reclassified from accounts payable                   $ 43,900           $      -
                                                                   ========           ========

Accounting system capital lease                                    $ 93,000           $      -
                                                                   ========           ========


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING
        POLICIES

BASIS OF PRESENTATION AND ORGANIZATION
The accompanying Condensed Consolidated Financial Statements of International Card Establishment, Inc. (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. Significant accounting policies disclosed therein have not changed except as noted below.

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company at March 31, 2006 and December 31, 2005, the condensed consolidated results of its operations and cash flows for the three months ended March 31, 2006 and 2005. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

As used in these Notes to the Condensed Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to International Card Establishment, Inc. and, unless the context indicates otherwise its consolidated subsidiaries. The Companies subsidiaries include NEOS Merchant Services ("NEOS"), a Nevada corporation, which provides smart card loyalty programs in an integrated vertical system for its customers, as well as other electronic payment services (merchant services); GlobalTech Leasing ("GLT"), a California corporation, which provides lease funding for equipment supplied by the Company to its customers, as well as numerous other unrelated merchant service providers (leasing services); International Card Establishment ("ICE"), which provides electronic payment services (merchant services); and INetEvents, Inc. ("INET"), a Delaware Corporation, which was dormant in 2006and 2005.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

RECLASSIFICATION
Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation.

NOTE 2.  STOCKHOLDER'S EQUITY

The authorized common stock of the Company consists of 100,000,000 shares of common shares with par value of $0.0005 and 5,000,000 shares of serial preferred stock with a par value of $0.01.

In the first quarter of 2006, the Company authorized a private placement of its common stock of up to 2,500,000 shares of stock at $.10 per share for a total of $250,000. The shares of common stock are restricted under Rule 144 and have not been registered with the Securities and Exchange Commission. As of March 31, 2006, the Company has received $180,000 in cash, representing 1,800,000 shares, toward this private placement but had not issued the shares. The shares are reflected as common stock subscribed in these condensed consolidated financial statements.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3.  INCOME TAXES

The Company incurred a net loss before preferred stock dividends of $629,712 for the quarter ended March 31, 2006. A valuation allowance has been established to reserve the net deferred tax asset resulting from the Company's accumulated net operating losses since management does not believe it is more likely than not that they will be realized.

As of December 31, 2005, for U.S. federal income tax return purposes, the Company has a net operating loss carry forward of approximately $7,973,000, which will expire between 2022 and 2025, and may not be fully realized due to current tax laws as disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

As of March 31, 2006, the company entered into various lease agreements with five year terms for equipment and software to run the business, including a new accounting system. The new accounting system has been recorded as a $93,000 capital lease in these condensed consolidated financial statements. As of March 31, 2006, the Company had not started to exclusively use the new accounting software. The Company has no additional Commitments and Contingencies other than those previously disclosed and in the Company's Annual Report on Form 10-KSB.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5.  SEGMENT INFORMATION

The Company has two reportable segments: Merchant Services and Leasing Services. The Company's segments, basis of segments, basis in measurement have not changed since our December 31, 2005 Annual Report.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit, and the management at the time of the acquisition was retained. The accounting policies of the segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.


                                                                     Merchant              Leasing
                                                                     Services             Services         Total
                                                                    ___________           _________      __________

Revenues from External Customers                                    $ 2,319,436        $    167,621      $2,487,057
Internal revenues
                                                                         (8,163)               8,163               -
Interest Revenue
                                                                            208                   -             208
Interest Expense
                                                                           (570)                   -           (570)
Impairment charges related to goodwill and intangibles assets                                                     -
                                                                              -                   -
Depreciation
                                                                        252,942                 576         253,518
Segment Operating Income (Loss) before Taxes                                                              (538,440)
                                                                       (524,274)            (14,166)

Reconciliation
Total revenues for reportable segments                              $ 2,487,057
Other revenues
                                                                              -
Elimination of intersegment revenues
                                                                         (8,163)
                                                                    ___________
  Total Consolidated Revenues                                       $ 2,478,894
                                                                    ===========

Profit or Loss
Total profit or loss from reportable segments                       $  (538,440)
Other profit or loss
                                                                              -
Elimination of intersegment profits
                                                                              -
Unallocated amounts:
  Corporate expenses
                                                                        (47,551)
                                                                    ___________
Net Income (Loss) before Taxes                                      $  (585,991)
                                                                    ===========

Assets
Total assets for reportable segments                                $10,158,434
 Intercompany receivables in assets above
                                                                       (265,944)
Other assets                                                                  -
Goodwill not allocated to segments
                                                                              -
Other unallocated amounts
                                                                              -
                                                                    ___________
  Consolidated Total                                                $ 9,892,490
                                                                    ===========


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

OVERVIEW

We are a rapidly growing provider of credit and debit card-based payment processing services, Gift & Loyalty products and micro ticket leasing services to small merchants. As of March 31, 2006, we provided our services to numerous ISOs and thousands of merchants located across the United States. Our payment processing services enable our merchants to process traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone. Our microticket leasing services allow small merchants to finance the cost of POS equipment capable of reading a cardholder's account information from the card's magnetic stripe or computer chip and sending that information electronically for authorization and processing.

For additional detailed discussion regarding the Company's business and business trends affecting the Company and certain risks inherent in the Company's business, see "Item 6: Management's Discussion and Analysis or Plan of Operations" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

The Company, through its subsidiary GTL acquires leases from Independent Sales Organizations (ISO). GTL packages and resells the leases to financing institutions for administration of the leases. Revenue is recognized upon approval of the sales agreement and shipment of equipment by the ISO. Leases not accepted by the financing institutions are recovered from the ISO, or may be processed in house.

We do not have any of the following:

*    Off-balance sheet arrangements.

* Certain trading activities that include non-exchange traded contracts accounted for at fair value.

* Relationships and transactions with persons or entities that derive benefits from any non-independent relationships other than related party transactions discussed herein.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 ("2006") COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005 ("2005")

Results of operations consist of the following:


                               March 31, 2006     March 31, 2005      $ Change      % Change

     Net Revenues                $2,478,894        $1,427,080        $1,051,814        74%

     Cost of Revenues             1,694,115           667,400         1,026,715       154%
                                 ___________________________________________________________
     Gross Profit                   784,779           759,680            25,099         3%

     Operating, General and       1,370,770         1,682,326          (311,556)      (19%)
     Administrative Costs        ___________________________________________________________

     Net Operating Loss          $ (585,991)       $ (922,646)       $  336,655       (36%)



The 74% increase in net revenues between March 31, 2005 and March 31, 2006 is mainly attributable to an increase of $1,502,676 in Merchant Services Revenue, offset by a decrease in lease transactions.

The increase in cost of revenues is directly related to the increase in merchant account services and the recording of interchange expense due to the increased volume. Commissions and other cost of leases remained relatively constant between the two periods.

General and administrative costs decreased by approximately $310,000 largely due to approximately $50,000 decreases in each of the following areas - rent, advertising, office supplies and postage, contract labor and depreciation. Professional fees also decreased by $77,000. These reductions in expenses were largely due to costing cutting measures by management and were offset by an increase in interest expense and merchant losses.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 ("2006")
COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005 ("2005") BY SEGMENT (selected financial information is below)

MERCHANT SERVICES

                                                31-Mar-06             31-Mar-05             $ Change              % Change
                                            Merchant Services     Merchant Services     Merchant Services     Merchant Services

 Merchant service revenues                     $ 2,325,171           $ 1,093,192           $ 1,231,979               113%

 Less:  sales returns and allowances                (5,735)              (27,699)               21,964                21%
                                               __________________________________________________________________________
 Net revenue                                     2,319,436             1,065,493             1,253,943               218%

 Cost of revenue                                 1,688,508               658,094             1,030,414               257%
                                               __________________________________________________________________________
 Gross margin                                  $   630,928           $   407,398           $   223,529               155%

 Operating, general, and administrative        $   902,259           $ 1,205,885           $  (303,626)               75%
 expenses

 Net loss before income taxes                  $  (524,636)          $(1,089,924)          $   565,288                48%






As of March 31, 2006 the Company has increased processing volume of credit cards by 62% in comparison to same period in the prior year, resulting in an increase of 113% in gross revenue (218% net revenue). Due to the increase in new accounts, the Cost of Revenue increased because of additional Residuals expense incurred and the recognition of Interchange Fees, Dues and Assessments as a whole sale provider, resulting in an increase of 257%.

Operating, general and administrative expenses decreased due to the elimination of unprofitable offices, resulting in cost savings of 75% in comparison to the same period last year.

The combination of increased processing volume and cost reductions decreased our overall net loss for this segment by 50%.

LEASING SERVICES

                                               31-Mar-06              31-Mar-05              $ Change              % Change
                                            Leasing Services       Leasing Services      Leasing Services      Leasing Services

 Gain on sale of leases                        $   167,621           $   640,448           $  (472,826)              (74%)
                                               __________________________________________________________________________
 Cost of revenue                                    13,770               288,165              (274,395)              (95%)
                                               __________________________________________________________________________
 Gross margin                                  $   153,851           $   352,282           $  (198,431)              (56%)

 Operating, general, and                       $   167,441           $   169,882           $    (2,440)               (1%)
 administrative expenses

 Net income (loss) before income               $   (14,166)          $   166,599           $  (180,765)              (109%)
 taxes

As of March 31, 2006 the Company offered customers alternatives to leasing which guaranteed sales but decreased lease revenue as compared to same period in the prior year. This resulted in a decrease of Gain on the sales of leases by 74% in 2006. Concurrently, the Company purchased a different line of equipment which lowered Cost of Revenue, resulting in a decrease of Cost of Revenue by 95% in 2006.

Operating, general and administrative expenses remained relatively flat in comparison to the same period last year.

Due to our lower Gain on the sale of leases for this business segment, we incurred a nominal net loss as of March 31, 2006, versus a net income position for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

We are currently seeking to expand our merchant services offerings in bankcard, gift and loyalty and POS equipment leasing. In addition, we are investigating additional business opportunities and potential acquisitions; accordingly we will require additional capital to complete the expansion and to undertake any additional business opportunities.

                                              March 31, 2006      December 31, 2005         $ Change              % Change

Cash                                           $   381,131           $   748,040           $  (366,909)              (49%)

Accounts Payable and                           $ 1,242,416           $ 1,265,606           $   (23,190)               (2%)
Accrued Expenses

Accounts Receivable and                        $   421,221           $   518,231           $   (97,010)              (19%)
Finance Lease Receivable

Proceeds from sale of                          $   180,000           $         -           $   180,000               100%
Common Stock Subscriptions


We have financed our operations during the quarter primarily through the receipt of proceeds from common stock and use of cash on hand. As of March 31, 2006, we had total current liabilities of $3,488,837 compared to $3,413,522 as of December 31, 2005. The increase in current liabilities is primarily due to an increase in Accrued Expenses and Current Notes payable. We had no long term liabilities during any of these periods.

Cash decreased 49% as of March 31, 2006 due to the acquisition costs incurred for the purchase of portfolios ($220,084, gross cash) and payment of Accounts Payable.

As of March 31, 2006, our accounts receivable and finance lease receivable accumulated to $421,220 compared to $518,230 at December 31, 2005.

The Company received $1,725,461 in net proceeds from the 2004 sale of its preferred stock during the quarter ended March 31, 2005. The Company did not have any preferred stock transactions in 2006. As of March 31, 2005, the Company did not have any common stock transactions resulting in proceeds; transactions as of March 31, 2006 resulted in common stock subscription proceeds of $180,000. The Company issued 929,242 common shares in 2005 compared zero common shares in 2006. Management believes that it will be able to fund the company through its present cash position and the continuation of revenue producing activities by its subsidiaries ICE, GTL, and NEOS. We will need to seek further capital through the sale of our capital stock and/or the issuance of debt in order to continue to grow the Company.

We had $381,131 cash on hand as of March 31, 2006 compared to $748,040 as of December 31, 2005. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and planned expansion. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

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

None.

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



                                     INTERNATIONAL CARD ESTABLISHMENT, INC.





DATED: May 15, 2006                  By: /s/ WILLIAM LOPSHIRE
                                             _____________________________
                                             William Lopshire
                                             Chief Executive Officer
                                             (Principal Executive Officer)



DATED: May 15, 2006                  By: /s/ HUGH WAIN SWAPP
                                             _____________________________
                                             Hugh Wain Swapp
                                             Chief Financial Officer
                                             (Principal Accounting Officer)