Form 10QSB
period 2006-06-30
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2006-08-21
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006.

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


        555 Airport Way, Suite A
             Camarillo, CA                                              93010
________________________________________                              __________
(Address of principal executive offices)                              (Zip code)


                    Issuer's telephone number: (866) 423-2491


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

At July 27, 2006, there were outstanding 31,567,392 shares of the Registrant's Common Stock, $.0005 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                TABLE OF CONTENTS


                                                                            Page
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements                                                 3
Item 2.  Management's Discussion and Analysis or Plan of Operation           11
Item 3.  Controls and Procedures                                             14

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                                   15
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         15
Item 3.  Defaults Upon Senior Securities                                     15
Item 4. Submission of Matters to a Vote of Security Holders                  15
Item 5.  Other Information                                                   15
Item 6.  Exhibits                                                            15

SIGNATURES                                                                   16

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2006



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                      June 30,       December 31,
                                                                                        2006             2005
                                                                                    ____________     ____________

                                     ASSETS

CURRENT ASSETS
     Cash                                                                           $    111,837     $    748,040
     Restricted Cash                                                                     522,350                -
     Accounts receivable, trade, net of allowance of $167,325 and $31,731
       at June 30, 2006 and December 31, 2005, respectively                              274,331          495,069
     Finance lease receivable                                                                  -           23,162
     Inventory                                                                            26,871           50,684
     Other receivables, net of allowance of $108,826 and $0 at June 30, 2006              11,089          113,646
       and December 31, 2005, respectively
     Prepaid assets                                                                      143,194          357,090
                                                                                    ____________     ____________
            Total current assets                                                       1,089,672        1,787,691
                                                                                    ____________     ____________

FIXED ASSETS, net of accumulated depreciation of $1,709,337 and $1,238,060
  at June 30, 2006 and December 31, 2005, respectively                                 1,350,049        1,841,856
INTANGIBLE ASSETS                                                                      3,914,636        5,020,052
GOODWILL                                                                                  87,979        1,580,331
OTHER NON-CURRENT ASSETS                                                                 278,058          136,327
                                                                                    ____________     ____________
                   Total assets                                                     $  6,720,394     $ 10,366,257
                                                                                    ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable                                                               $    678,398     $    656,455
     Accrued expenses                                                                    902,780          609,151
     Notes payable                                                                       525,080          506,933
     Line of credit, related parties                                                     250,000        1,564,650
     Current portion, capital lease                                                       23,694                -
     Due to officer                                                                            -           76,333
                                                                                    ____________     ____________
            Total current liabilities                                                  2,379,952        3,413,522

     Long term portion, capital lease                                                     63,535                -
                                                                                    ____________     ____________
                   Total liabilities                                                   2,443,487        3,413,522
                                                                                    ____________     ____________
STOCKHOLDERS' EQUITY
     Preferred stock:  $.01 par value; authorized 10,000,000 shares;
        issued and outstanding:  62,000 at June 30, 2006
        and December 31, 2005, respectively                                                  620              620
     Common stock: $.0005 par value; authorized 100,000,000 shares;
        issued and outstanding: 29,417,392 and 29,337,392 shares
        at June 30, 2006 and December 31, 2005, respectively                              14,709           14,669
     Common stock subscription                                                           315,064                -
     Additional paid-in capital                                                       18,009,463       17,987,902
     Accumulated deficit                                                             (14,062,949)     (11,050,456)
                                                                                    ____________     ____________
            Total stockholders' equity                                                 4,276,907        6,952,735
                                                                                    ____________     ____________
                   Total liabilities and
                   stockholders' equity                                             $  6,720,394     $ 10,366,257
                                                                                    ============     ============

           See the accompanying Notes to these Financial Statements.




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Three Months Ended June 30,        Six Months Ended June  30,
                                                      2006             2005             2006             2005
                                                                     (Restated)                        (Restated)
                                                   ___________      ___________      ___________      ___________

Merchant services revenues                         $ 2,656,898      $ 1,332,950      $ 4,982,069      $ 2,147,282
Less:  sales returns and allowances                   (120,260)          (7,806)        (125,995)         (35,505)
                                                   ___________      ___________      ___________      ___________
    Net revenue                                      2,536,638        1,325,144        4,856,074        2,111,777

Cost of revenue
    Commissions                                        430,503          308,142          835,580          640,959
    Cost of sales                                    1,488,662          346,308        2,772,093          671,585
                                                   ___________      ___________      ___________      ___________
Cost of revenue                                      1,919,165          654,450        3,607,673        1,312,544
Gross profit                                           617,473          670,694        1,248,401          799,233
                                                   ___________      ___________      ___________      ___________
Operating, general, and administrative
expenses
General, administrative and selling expenses
                                                     1,810,197          829,206        2,756,908        2,033,066
Restructuring charges                                  207,335                -          207,335                -
Depreciation                                           251,335          282,240          507,377          590,023
                                                   ___________      ___________      ___________      ___________
    Total operating, general, and
administrative expenses                              2,268,867        1,111,446        3,471,620        2,623,089

Net Operating Loss                                  (1,651,394)        (440,752)      (2,223,219)      (1,823,856)

Non-operating income (expense)
  Interest income                                          210            5,818              417           11,383
  Interest expense                                     (28,926)         (37,651)         (72,854)         (41,870)
                                                   ___________      ___________      ___________      ___________

Net loss before discontinued operations             (1,680,110)        (472,585)      (2,295,656)      (1,854,343)

  Loss from discontinued operations, net              (502,826)        (215,140)        (516,993)         245,318
                                                   ___________      ___________      ___________      ___________

Net loss before preferred stock dividends           (2,182,936)        (687,725)      (2,812,649)      (1,609,025)

  Preferred stock dividends                            100,474          130,351          199,844          875,671
                                                   ___________      ___________      ___________      ___________

Net loss allocable to common shareholders          $(2,283,410)     $  (818,076)     $(3,012,493)     $(2,484,696)
                                                   ===========      ===========      ===========      ===========

Loss per share from continuing operations,
basic and diluted                                  $     (0.06)     $     (0.02)     $     (0.08)     $     (0.06)
                                                   ===========      ===========      ===========      ===========

Loss per share from discontinued operations,
basic and diluted                                  $     (0.02)     $     (0.01)     $     (0.02)     $      0.01
                                                   ===========      ===========      ===========      ===========

Loss per share, basic and diluted                  $     (0.08)     $     (0.03)     $     (0.10)     $     (0.09)
                                                   ===========      ===========      ===========      ===========

Average number of shares of common stock            29,390,140       29,337,392       29,363,912       29,209,047
outstanding

Preferred dividends per share                      $      1.62      $      2.10      $      3.22      $     14.12
                                                   ===========      ===========      ===========      ===========

           See the accompanying Notes to these Financial Statements.




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  Six Months EndedJune 30,
                                                                                   2006             2005
                                                                                                 (Restated)
                                                                                ___________      ___________

Cash Flows From
Operating Activities

    Net loss from continuing operations, before preferred stock dividends       $(2,812,649)     $(1,609,025)
    Restructuring charges                                                          (207,335)               -
    Depreciation                                                                    507,377          621,798
    Allowance for doubtful accounts, trade and other receivables                    244,420          (12,812)
    Accumulated depreciation of sold asset                                                -             (438)
    Common stock subscribed for salaries                                             43,064                -
    Stock used for consulting fees                                                   21,600                -
    Other non-cash items, net                                                        27,901                -
    Non cash items reduced due to discontinued operations                           724,042                -

    Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities
    Decrease in accounts receivable                                                  85,145          107,805
    Decrease in inventory                                                            23,813           87,174
    (Increase) decrease in other receivables                                         (6,269)          13,127
    Decrease in prepaid expenses                                                    207,275            8,564
    (Increase) in deposits                                                         (129,032)        (114,321)
    Increase (decrease) in accounts payable                                         167,649         (213,261)
    Increase (decrease) in accrued expenses                                         197,076         (335,179)
                                                                                ___________      ___________
         Net cash (used in) operating activities                                   (905,923)      (1,446,569)

Cash Flows From Investing Activities:
    Acquisitions, net of attrition                                                 (167,584)         (43,000)
    Purchase of property and equipment                                               (5,460)         (78,648)
    Proceeds from GTL sale                                                          702,253                -
                                                                                ___________      ___________
         Net cash (used in)/provided by investing activities                        529,209         (121,648)


Cash Flows From Financing Activities:
    (Decrease) increase in due to officer and related party payable, net            (76,333)          79,705
    Payments on notes payable                                                      (120,035)               -
    Payments on capital lease                                                        (5,771)
    Proceeds (repayments) from/to line of credit, related party                     250,000         (546,860)
    Payments on related party notes payable                                               -           (3,602)
    Proceeds from common stock subscribed                                           215,000                -
    Preferred dividends paid                                                             -          (146,074)


            See the accompanying Notes to these Financial Statements.




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)



    Proceeds from preferred stock                                              -        1,725,461
                                                                       _________       __________

         Net cash provided by financing activities,                      262,861        1,108,630

         Net (decrease) increase in cash                                (113,853)        (459,587)

Cash, beginning of period                                                748,040        2,115,491
                                                                       _________       __________

Cash, end of period, restricted and unrestricted                       $ 634,187       $1,655,904
                                                                       =========       ==========

Cash, end of period, restricted                                        $ 552,350       $        -
                                                                       =========       ==========

Cash, end of period, unrestricted                                      $ 111,837       $1,655,904
                                                                       =========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                                 $  82,076       $        -

Cash paid for income taxes                                             $       -       $        -

Accrued preferred stock dividend                                       $ 234,071       $   48,846

Calculated beneficial conversion feature associated with
  September 2004 financing issuance in 2006                            $       -       $  304,016

Calculated beneficial conversion feature associated with
  December 2004 financing issuance in 2006                             $       -       $  392,458

Notes payable reclassified from accounts payable                       $ 138,182       $        -

Capital lease                                                          $  93,000       $        -

Merchant portfolio's purchased through common stock subscription       $  57,000       $        -

Stock issued for consulting fees                                       $  21,600       $        -

Common stock subscribed for salaries                                   $  43,064       $        -

            See the accompanying Notes to these Financial Statements.


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

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company at June 30, 2006 and December 31, 2005, the condensed consolidated results of its operations and cash flows for the six months ended June 30, 2006 and 2005. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

As used in these Notes to the Condensed Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to International Card Establishment, Inc. and, unless the context indicates otherwise its consolidated subsidiaries. The Companies subsidiaries include NEOS Merchant Services ("NEOS"), a Nevada corporation, which provides smart card loyalty programs in an integrated vertical system for its customers, as well as other electronic payment services (merchant services) and International Card Establishment ("ICE"), which provides electronic payment services (merchant services); and INetEvents, Inc. ("INET"), a Delaware Corporation, which was dormant in 2006 and 2005.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

RECLASSIFICATION

Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation. Statements of Operations and Cash Flows for the three and six months ended June 30, 2005, have been restated to reflect the sale of GlobalTech Leasing, Inc.

NOTE 2.  STOCKHOLDER'S EQUITY

The authorized common stock of the Company consists of 100,000,000 shares of common shares with par value of $0.0005 and 10,000,000 shares of preferred stock with a par value of $0.01.

In the first quarter of 2006, the Company authorized a private placement of its common stock of up to 2,500,000 shares of stock at $.10 per share for a total of $250,000. The shares of common stock are restricted under Rule 144. As of June 30, 2006, the Company received $215,000 in cash, representing 2,150,000 shares, toward this private placement which have been issued in July 2006. These shares have been reflected as common stock subscribed.

Also included in common stock subscribed, we purchase merchant portfolio's totaling $57,000 and will issue stock to compensate employees for services totaling $43,064.

NOTE 3.  INCOME TAXES

The Company incurred operating losses for the quarter ended June 30, 2006. A valuation allowance has been established to reserve the net deferred tax asset since management does not believe it is more likely than not that they will be realized.

As of December 31, 2005, for U.S. federal income tax return purposes, the Company has a net operating loss carry forward of $7,973,000, which will expire between 2022 and 2025, and may not be fully realized due to current tax laws as disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

As of June 30, 2006, the Company had entered into various lease agreements with five year terms for equipment and software to run the business, including a new accounting system. The new accounting system has been recorded as a capital lease for $93,000 in these condensed consolidated financial statements.

On June 30, 2006, the Company entered into an agreement for a revolving line of credit worth $1,000,000 with Worldwide Business Services Group to be used primarily for working capital. As of June 30, 2006 the balance due on the line was $250,000. Subsequent to June 30, 2006 the CEO of Worldwide Business Services Group became the Company's General Manager. Due to this, we have reflected the outstanding line of credit as related party.

The Company's existing $500,000 line of credit, entered into in December 2005, was extinguished in July 2006. In July 2006, the Company entered into another line of credit agreement with the same vendor for $2,000,000. At the time of extinguishment the Company had not drawn down on the line of credit and not balance was outstanding.

The Company has no additional Commitments and Contingencies other than those previously disclosed and in the Company's Annual Report on Form 10-KSB.

NOTE 5.  DISCONTINUED OPERATIONS

On May 10, 2006, the Company entered in an Agreement and Plan of Merger to sell it's subsidiary GlobalTech Leasing, Inc. ("GTL") for $2,500,000 consisting of $808,943 in cash and $1,691,057 of debt assumption. The assets sold consisted primarily of cash, property and equipment. Subsequent to the disposition of GTL, management determined that approximately $157,000 of the $2,500,000 was not recoverable from the acquirer. We have increased our loss from discontinued operations by this amount.

As of June 30, 2006, $522,350 was held in escrow relating to the GLC sale. These funds were released to the Company in July 2006.

GTL comprised the Company's entire Leasing Services segment of the Company.

The Loss on Discontinued Operations includes $26,076 of earnings in 2006 through the date of disposal. GTL's sales through May 9, 2006, and for the year ended December 31, 2005 were $301,894 and $1,194,435 respectively. The total loss from discontinued operations is $516,993 for the six months ending June 30, 2006.

The following is a summary of the net assets at December 31, 2005 and at close of Sale.


                                 December 31, 2005     May 10, 2006
                                 _________________     ____________

Cash                                 $ 112,265          $  64,257
Finance Lease Receivable                23,162             23,685
Prepaid Expenses                         6,621                  -
                                     _________          _________
        Total Current Assets           142,048             87,942

Property and Equipment (net)             3,959             49,486
                                     _________          _________
Total Assets                         $ 146,007          $ 137,428
                                     =========          =========

NOTE 6.  RESTRUCTURING CHARGES

Due to the Company's continued losses, we are critically reviewing all locations and closing non-profitable locations where appropriate. Due to this we have reported Restructuring Charge in our in Statement of Operations of $207,335 for the quarter ended June 30, 2006.

The Company is consolidating locations and moving the majority of operations to its Camarillo location, which is expected to be completed in the third quarter of 2006.

All items identifiable for this restructuring at June 30, 2006 have been accrued and consist of:

Payroll and benefits                           $ 80,031
Office closure and early lease termination       85,156
Transitional staff housing and other             42,148
                                               ________
Total                                          $207,335
                                               ========

NOTE 7.  SUBSEQUENT EVENT

As of July 17, 2006 the Company and the Company's Preferred Shareholders reached an agreement to satisfy any accrued and unpaid dividends as of July 17, 2006, and eliminate any future dividends payable to the Preferred Shares series. In partial consideration for this adjustment to the Preferred series the Company agreed to issue 1,450,972 shares of its restricted common stock to the Preferred Shareholders. The remaining consideration relates to the adjustment in the line of credit in July 2006 as discussed above.

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

EXECUTIVE SUMMARY

Our strategy is to grow profitably by increasing our penetration of the expanding small merchant marketplace for payment processing and Gift & Loyalty transactions. We find these merchants through our Independent Sales Organization ("ISO") and agent channels of distribution and intend to make additional acquisitions on an opportunistic basis in this fragmented segment of the industry.

OVERVIEW

We are a rapidly growing provider of credit and debit card-based payment processing services and Gift & Loyalty products to small merchants. We provide our services to numerous ISOs and thousands of merchants located across the United States. Our payment processing services enable our merchants to process traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone.

For additional detailed discussion regarding the Company's business and business trends affecting the Company and certain risks inherent in the Company's business, see "Item 6: Management's Discussion and Analysis or Plan of Operations" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

DEVELOPMENT OF OUR BUSINESS

On January 16, 2003, International Card Establishment, Inc. entered into a Plan and Agreement of Reorganization with International Card Establishment, Inc., a Nevada corporation and its shareholders. International Card Establishment, Inc., a Nevada corporation, was incorporated on July 26, 2002. As part of the acquisition - a reorganization in the form of a reverse merger, International Card Establishment, Inc. became our wholly-owned subsidiary, and there was a change of our control.

On December 15, 2003 we entered into a Plan and Agreement of Reorganization with GlobalTech Leasing, Inc., a California corporation and its shareholders. On December 29, 2003 GlobalTech Leasing, Inc. became our wholly-owned subsidiary. On May 10, 2006 we sold GlobalTech Leasing, Inc. to focus on our growing bankcard and Gift and Loyalty business.

Effective September 8, 2004, we entered into a Plan and Agreement of Reorganization with Neos Merchant Solutions, Inc., a Nevada corporation and its shareholders. Effective September 8, 2004, Neos Merchant Solutions, Inc. became our wholly owned subsidiary.

Our business operations are now conducted primarily through two wholly-owned subsidiaries: International Card Establishment, Inc., a Nevada corporation ("ICE"), and NEOS Merchant Solutions, Inc, a Nevada corporation ("NEOS"). ICE is a provider of credit and debit card-based payment processing services for small merchants, that enable those merchants to accept credit cards, debit cards, and other forms of electronic payments from their customers; and supplies the necessary card readers and other point-of-sale authorization systems. NEOS offers merchants a "Smart Card" (a card that stores data digitally on an embedded chip and not on an analog magnetic stripe) based system that enables merchants to provide its proprietary gift cards and incentive-purchase cards that are custom merchant branded.

ANALYSIS OF BUSINESS

Over the past year, management has critically reviewed the operations of the Company to look for cost savings, efficiencies and better revenue streams. In 2005 the Company did not processes credit card transactions in a manner that allowed the recognition gross processing revenues, had an in-house sales force and numerous locations. Many of these items were changed in stages through out 2005. In 2006, the Company continues to look for additional cost savings and better revenue streams.

CRITICAL ACCOUNTING POLICIES

All Critical Accounting Policies of the Company are disclosed in our Annual Report for 2005 filed on Form 10-KSB.

We do not have any of the following:

* Off-balance sheet arrangements.

* Certain trading activities that include non-exchange traded contracts accounted for at fair value.

* Relationships and transactions with persons or entities that derive benefits from any non-independent relationships other than related party transactions discussed herein.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 ("2006") COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005 ("2005")

Results of operations consist of the following:


                                  JUNE 30, 2006     JUNE 30, 2005       $ CHANGE      % CHANGE

       Net Revenues                $ 2,536,638       $ 1,325,144      $ 1,211,494        91%

       Cost of Revenues              1,919,165           654,450        1,264,715       193%

                                   ______________________________________________
       Gross Profit                    617,473           670,694          (53,221)       -8%

       Operating, General and        2,061,532         1,111,446          950,086        85%
       Administrative Costs
       Restructuring Costs             207,335                 -          207,335       100%

                                   ______________________________________________
       Net Operating Loss          $(1,651,394)      $  (440,752)     $(1,210,642)      275%


The 91% increase in net revenues between June 30, 2005 and June 30, 2006 is mainly attributable to an increase of $1,323,948 in Merchant Services Revenue, offset by a decrease in lease transactions.

The increase in cost of revenues is directly related to the increase in merchant account services and the recording of interchange expense due to the increased volume. Commissions and other cost of leases remained relatively constant between the two periods.

General and administrative costs increased by approximately $1,157,000 largely due to an adjustment to bad debt expense of $597,000, a one-time increase in payroll cost of $150,000, an increase in consulting fees of $121,000 and $119,000 write down of merchant accounts due to attrition which are all offset by advertising cost reductions.

Due to the Company's continued losses, we are critically reviewing all locations and closing non-profitable locations where appropriate. Due to this we have reported Restructuring Charge in our in Statement of Operations of approximately $207,000 for the quarter ended June 30, 2006.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 ("2006") COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005 ("2005")


                                  JUNE 30, 2006     JUNE 30, 2005       $ CHANGE      % CHANGE

       Net Revenues                $ 4,856,074       $ 2,111,777      $ 2,744,297       130%

       Cost of Revenues              3,607,673         1,312,544        2,295,129       175%

                                   ______________________________________________
       Gross Profit                  1,248,401           799,233          449,168        56%

       Operating, General and        3,264,285         2,623,089          641,196        24%
       Administrative Costs
       Restructuring Costs             207,335                 -          207,335       100%
                                   _________________________________________________________
       Net Operating Loss          $(2,223,219)      $(1,823,856)     $  (399,363)       22%


Net revenues for the six months ended June 30, 2006 increased by 130% due to the boarding of merchant contracts on the First Data system. Cost of revenues also increased and includes interchange and other processing costs not present in 2005.

Operating, general and administrative costs increased 24% primarily attributable to the increases in bad debt, bonuses and write offs of merchant accounts due to attrition recorded in the second quarter. These costs are offset by reductions in other expense categories, including approximately $70,000 in rent and professional fees, $50,000 in contract labor, advertising, and office supplies, and $20,000 in telephone, recruiting, and postage expenses.

Due to the Company's continued losses, we are critically reviewing all locations and closing non-profitable locations where appropriate. Due to this we have reported Restructuring Charge in our in Statement of Operations of approximately $207,000 for the quarter ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We are currently seeking to expand our merchant services offerings in bankcard, gift and loyalty and POS equipment leasing.


                                  JUNE 30, 2006     JUNE 30, 2005       $ CHANGE      % CHANGE


        Cash                       $   111,837       $   635,775      $  (523,938)      (82%)

        Accounts Payable and       $ 1,581,178       $ 1,100,363      $   480,815        44%
        Accrued Expenses
        Accounts Receivable        $   274,330       $   495,566      $  (221,236)      (45%)

        Proceeds from sale of      $   215,000       $         -      $   215,000        100%
        Common Stock


We have financed our operations during the quarter primarily through the receipt of proceeds from the sale of GlobalTech Leasing, the draw of $250,000 on the line of credit, sales common stock subscriptions and use of cash on hand. As of June 30, 2006, we had total current liabilities of $2,443,487 compared to $3,413,522 as of December 31, 2005. The increase in current liabilities is primarily due to an increase in Accrued Expenses and Current Notes payable. We had no long term liabilities during any of these periods.

Cash decreased 82% as of June 30, 2006 due to the acquisition costs incurred for the purchase of merchant portfolios ($220,084, gross cash) and payments of Accounts Payable.

As of June 30, 2006, our accounts receivable of $274,330 compared to $495,566 at December 31, 2005 partially due to an allowance of $130,000 recorded in the second quarter.

Due to the Company's continued losses, we are critically reviewing all locations and closing non-profitable locations where appropriate. Due to this we have reported a Restructuring Charge in our in Income statement of approximately $207,000 for the quarter ended June 30, 2006. This amount has increased our Accrued Expenses as well.

As of June 30, 2005, the Company did not have any common stock transactions resulting in proceeds; transactions as of June 30, 2006 resulted in common stock subscription proceeds of $215,000. The Company issued 929,242 common shares in 2005 compared to 80,000 common shares in 2006. Management believes that it will be able to fund the Company through its present cash position and the continuation of revenue producing activities by its subsidiaries ICE and NEOS. We will need to seek further capital through the sale of our capital stock and/or the issuance of debt in order to continue to grow the Company.

We had $111,837 cash on hand and $522,350 of cash held in escrow for the GlobalTech Leasing sale as of June 30, 2006 compared to $748,040 as of December 31, 2005. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and planned expansion. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

ITEM 3. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

         On June 30, 2006, the Company entered into an agreement for a revolving line of credit worth $1,000,000 with Worldwide Business Services Group to be used primarily for working capital. As of June 30, 2006 the balance due on the line was $250,000.

         On June 30, 2006, the Company entered in to Employment Agreements with its Chief Executive Officer and President which provide for a stated salary and bonus compensation based on performance of the Company.

ITEM 6 - EXHIBITS.

(a) The following exhibits are filed with this report.


10.1   Employment Agreement between the Company and its Chief Executive Officer.
10.2   Employment Agreement between the Company and its President.
31.1   Certification by Chief Executive Officer pursuant to Sarbanes Oxley
       Section 302.
32.1   Certification by Chief Financial Officer pursuant to Sarbanes Oxley
       Section 302.
32.1   Certification by Chief Executive Officer pursuant to 18 U.S. C.
       Section 1350
32.2   Certification by Chief Financial Officer pursuant to 18 U.S. C.
       Section 1350

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTERNATIONAL CARD ESTABLISHMENT, INC.





Dated: August 21, 2006                  BY: /s/ WILLIAM LOPSHIRE
                                          _________________________________
                                             William Lopshire
                                             Chief Executive Officer
                                             (Principal Executive Officer)



Dated: August 21, 2006                  BY: /s/ HUGH WAIN SWAPP
                                          _________________________________
                                             Hugh Wain Swapp
                                             Chief Financial Officer
                                             (Principal Accounting Officer)