Form 10QSB/A
period 2006-06-30
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2006-11-14
CIK 1156337

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

At November 3, 2006, there were outstanding 33,018,365 shares of the Registrant's Common Stock, $.0005 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                EXPLANATORY NOTE



During the preparation of our September 30, 2006 Form 10-QSB and upon further analysis of Statement of Financial Standard No. 123 (Revised) ("SFAS 123 (R)"), we determined that 4 million share options had been granted at June 30, 2006, which were initially analyzed to have a grant date after June 30, 2006.

The fair value of the 4 million share option award, based on the Black-Scholes Valuation model, is $800,816. As such the following adjustments have been made to these financial statements:



                                                 ORIGINALLY FILED      AS AMENDED
                                                 ________________     ____________
                                                          June 30, 2006
                                                 _________________________________

                BALANCE SHEET

Additional paid-in capital                        $  18,009,463       $ 18,810,279
                                                  _____________       ____________
Accumulated Deficit                               $ (14,062,949)      $(14,863,765)
                                                  _____________       ____________
Total stockholders' equity                        $   4,276,907       $  4,276,907
                                                  _____________       ____________

Total liabilities and stockholders'               $   6,720,394       $  6,720,394
                                                  _____________       ____________
  Equity

                                                 ORIGINALLY FILED      AS AMENDED      ORIGINALLY FILED     AS AMENDED
                                                 ________________     ____________     ________________     ___________
                                                        Three months ended                    Nine months ended
                                                          June 30, 2006                           June 30, 2006
                                                 _________________________________     ________________________________
                INCOME STATEMENT

Operating, general and administrative             $   1,810,197       $  2,611,014       $ 2,756,908        $ 3,557,725
                                                  _____________       ____________       ___________        ___________
  Expenses

Net Operating Loss                                $  (1,651,394)      $ (2,452,211)      $(2,223,219)       $(3,024,036)
                                                  _____________       ____________       ___________        ___________

Net loss before discontinued operations           $  (1,680,110)      $ (2,480,927)      $(2,295,656)       $(3,096,473)
                                                  _____________       ____________       ___________        ___________
Net loss allocable to common                      $  (2,283,410)      $ (3,084,227)      $(3,012,493)       $(3,813,310)
                                                  _____________       ____________       ___________        ___________
  shareholders'


                                                 ORIGINALLY FILED      AS AMENDED      ORIGINALLY FILED     AS AMENDED
                                                 ________________     ____________     ________________     ___________
                                                        Three months ended                    Nine months ended
                                                          June 30, 2006                           June 30, 2006
                                                 _________________________________     ________________________________
Loss per share from continuing operations,
  basic and diluted                                  $(0.06)             $(0.08)           $(0.08)            $(0.11)
                                                  =============       ============       ===========        ===========
Loss per share from discontinued operations,
  basic and diluted                                  $(0.02)             $(0.02)           $(0.02)            $(0.02)
                                                  =============       ============       ===========        ===========

Loss per share, basic and diluted                    $(0.08)             $(0.10)           $(0.10)            $(0.13)
                                                  =============       ============       ===========        ===========




We have also amended the notes to the financial statements contained in this 10-QSB/A to include an accounting policy related to SFAS 123 (R) and the necessary SFAS 123 (R) disclosures.

In all other respects, this amended quarterly report on Form 10-QSB/A is unchanged from the quarterly report on Form 10-QSB previously filed by the Company on August 21, 2006.

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2006



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                           June 30,      December 31,
                                                                                               2006              2005
                                                                                          __________     ____________
                                     ASSETS

CURRENT ASSETS
     Cash                                                                                 $  111,837     $    748,040
     Restricted Cash                                                                         522,350                -
     Accounts receivable, trade, net of allowance   of $167,325 and $31,731
       at June 30, 2006 and December 31, 2005, respectively                                  274,331          495,069
     Finance lease receivable                                                                      -           23,162
     Inventory                                                                                26,871           50,684
     Other receivables, net of allowance of $108,826 and $0 at June 30, 2006                  11,089          113,646
       and December 31, 2005, respectively
        Prepaid assets                                                                       143,194          357,090
                                                                                          __________     ____________
            Total current assets                                                           1,089,672        1,787,691
                                                                                          __________     ____________

 FIXED ASSETS, net of accumulated depreciation of $1,709,337 and $1,238,060
  at June 30, 2006 and December 31, 2005, respectively                                     1,350,049        1,841,856
INTANGIBLE ASSETS                                                                          3,914,636        5,020,052
GOODWILL                                                                                      87,979        1,580,331
OTHER NON-CURRENT ASSETS                                                                     278,058          136,327
                                                                                          __________     ____________

                   Total assets                                                           $6,720,394     $ 10,366,257
                                                                                          ==========     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES


     Accounts payable                                                                     $  678,398     $    656,455
     Accrued expenses                                                                        902,780          609,151
     Notes payable                                                                           525,080          506,933
     Line of credit, related parties                                                         250,000        1,564,650
     Current portion, capital lease                                                           23,694                -
     Due to officer                                                                                -           76,333
                                                                                          __________     ____________


            Total current liabilities                                                      2,379,952        3,413,522

     Long term portion, capital lease                                                         63,535                -
                                                                                          __________     ____________

                   Total liabilities                                                       2,443,487        3,413,522
                                                                                          __________     ____________

STOCKHOLDERS' EQUITY
     Preferred stock:  $.01 par value; authorized 10,000,000 shares;
        issued and outstanding:  62,000 at June 30, 2006
        and December 31, 2005, respectively                                                      620              620
     Common stock: $.0005 par value; authorized 100,000,000 shares;
        issued and outstanding: 29,417,392 and 29,337,392 shares

        at June 30, 2006 and December 31, 2005, respectively                                  14,709           14,669
     Common stock subscription                                                               315,064                -
     Additional paid-in capital                                                           18,810,279       17,987,902
     Accumulated deficit                                                                 (14,863,765)     (11,050,456)
                                                                                          __________     ____________

            Total stockholders' equity                                                     4,276,907        6,952,735
                                                                                          __________     ____________

                   Total liabilities and
                   stockholders' equity                                                   $6,720,394     $ 10,366,257
                                                                                          ==========     ============

         See the accompanying Notes to these Financial Statements.




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Three Months Ended June 30,            Six Months Ended June  30,
                                                           2006              2005                 2006              2005
                                                                          (Restated)                             (Restated)
                                                        ___________       ___________          ___________       ___________

 Merchant services revenues                             $ 2,656,898       $ 1,332,950          $ 4,982,069       $ 2,147,282
 Less:  sales returns and allowances                       (120,260)           (7,806)            (125,995)          (35,505)
                                                        ___________       ___________          ___________       ___________
     Net revenue                                          2,536,638         1,325,144            4,856,074         2,111,777

 Cost of revenue
     Commissions                                            430,503           308,142              835,580           640,959
     Cost of sales                                        1,488,662           346,308            2,772,093           671,585
                                                        ___________       ___________          ___________       ___________
 Cost of revenue                                          1,919,165           654,450            3,607,673         1,312,544
 Gross profit                                               617,473           670,694            1,248,401           799,233
                                                        ___________       ___________          ___________       ___________
 Operating, general, and administrative
 expenses
 General, administrative and selling expenses

                                                          2,611,014           829,206            3,557,725         2,033,066

 Restructuring charges                                      207,335                 -              207,335                 -
 Depreciation                                               251,335           282,240              507,377           590,023
                                                        ___________       ___________          ___________       ___________
     Total operating, general, and

 administrative expenses                                  3,069,684         1,111,446            4,272,437         2,623,089

 Net Operating Loss                                      (2,452,211)         (440,752)          (3,024,036)       (1,823,856)


 Non-operating income (expense)
   Interest income                                              210             5,818                  417            11,383
   Interest expense                                         (28,926)          (37,651)             (72,854)          (41,870)
                                                        ___________       ___________          ___________       ___________


Net loss before discontinued operations                  (2,480,927)         (472,585)          (3,096,473)       (1,854,343)


   Loss from discontinued operations, net                  (502,826)         (215,140)            (516,993)          245,318
                                                        ___________       ___________          ___________       ___________


       Net loss before preferred stock dividends         (2,983,753)         (687,725)          (3,613,466)       (1,609,025)


   Preferred stock dividends                                100,474           130,351              199,844           875,671
                                                        ___________       ___________          ___________       ___________


Net loss allocable to common shareholders               $(3,084,227)      $  (818,076)         $(3,813,310)      $(2,484,696)

                                                        ===========       ===========          ===========       ===========

 Loss per share from continuing operations,
 basic and diluted                                      $     (0.08)      $     (0.02)         $     (0.11)      $     (0.06)

                                                        ===========       ===========          ===========       ===========

 Loss per share from discontinued operations,
 basic and diluted                                      $     (0.02)      $     (0.01)         $     (0.02)      $      0.01
                                                        ===========       ===========          ===========       ===========


Loss per share, basic and diluted                       $     (0.10)      $     (0.03)         $     (0.13)      $     (0.09)

                                                        ===========       ===========          ===========       ===========

 Average number of shares of common stock                29,390,140        29,337,392           29,363,912        29,209,047
 outstanding

 Preferred dividends per share                          $      1.62       $      2.10          $      3.22       $     14.12
                                                        ===========       ===========          ===========       ===========


           See the accompanying Notes to these Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Six Months Ended June 30,
                                                                                     2006               2005
                                                                                                     (RESTATED)
                                                                                 ____________       ____________

   Cash Flows From
   Operating Activities


       Net loss from continuing operations, before preferred stock dividends     $ (3,613,466)      $ (1,609,025)
       Restructuring charges                                                         (207,335)                 -
       Depreciation                                                                   507,377            621,798
       Allowance for doubtful accounts, trade and other receivables                   244,420            (12,812)
       Accumulated depreciation of sold asset                                               -               (438)
       Common stock subscribed for salaries                                            43,064                  -
       Stock used for consulting fees                                                  21,600                  -
       Compensation for stock awards                                                  800,816                  -
       Other non-cash items, net                                                       27,901                  -
       Non cash items reduced due to discontinued operations                          724,042                  -


       Adjustments to reconcile net loss to cash used in operating activities:
   Changes in assets and liabilities

       Decrease in accounts receivable                                                 85,145            107,805
       Decrease in inventory                                                           23,813             87,174
       (Increase) decrease in other receivables                                        (6,269)            13,127
       Decrease in prepaid expenses                                                   207,275              8,564
       (Increase) in deposits                                                        (129,032)          (114,321)
       Increase (decrease) in accounts payable                                        167,649           (213,261)
       Increase (decrease) in accrued expenses                                        197,077           (335,179)
                                                                                 ____________       ____________


            Net cash (used in) operating activities                                  (905,923)        (1,446,569)

   Cash Flows From Investing Activities:
       Acquisitions, net of attrition                                                (167,584)           (43,000)
       Purchase of property and equipment                                              (5,460)           (78,648)
       Proceeds from GTL sale                                                         702,253                  -
                                                                                 ____________       ____________

            Net cash (used in)/provided by investing activities                       529,209           (121,648)


   Cash Flows From Financing Activities:
       (Decrease) increase in due to officer and related party payable, net           (76,333)            79,705
       Payments on notes payable                                                     (120,035)                 -
       Payments on capital lease                                                       (5,771)
       Proceeds (repayments) from/to line of credit, related party                    250,000           (546,860)
       Payments on related party notes payable                                              -             (3,602)
       Proceeds from common stock subscribed                                          215,000                  -
       Preferred dividends paid                                                            -            (146,074)


           See the accompanying Notes to these Financial Statements.





             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)


       Proceeds from preferred stock                                                        -          1,725,461
                                                                                 ____________       ____________

            Net cash provided by financing activities,                                262,861          1,108,630

            Net (decrease) increase in cash                                          (113,853)          (459,587)

   Cash, beginning of period                                                          748,040          2,115,491
                                                                                 ____________       ____________

   Cash, end of period, restricted and unrestricted                              $    634,187       $  1,655,904
                                                                                 ============       ============

   Cash, end of period, restricted                                               $    552,350       $          -
                                                                                 ============       ============

   Cash, end of period, unrestricted                                             $     111,837     $  1,655,904
                                                                                 =============     ============

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest                                                        $     82,076       $          -

   Cash paid for income taxes                                                    $          -       $          -

   Accrued preferred stock dividend                                              $    234,071       $     48,846

   Calculated beneficial conversion feature associated with
     September 2004 financing issuance in 2006                                   $          -       $    304,016

   Calculated beneficial conversion feature associated with
     December 2004 financing issuance in 2006                                    $          -       $    392,458

   Notes payable reclassified from accounts payable                              $    138,182       $          -

   Capital lease                                                                 $     93,000       $          -

   Merchant portfolio's purchased through common stock subscription              $     57,000       $          -

   Stock issued for consulting fees                                              $     21,600       $          -

   Common stock subscribed for salaries                                          $     43,064       $          -


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

International Card Establishment, Inc. (the "Company"), a Delaware corporation, is a provider of diversified products and services to the electronic transaction processing industry, offering merchant accounts for the acceptance and processing of credit and debit cards, as well as a proprietary "smart card" based gift and loyalty program. The Company's Merchant Card Services division establishes "merchant accounts" for businesses that enable those businesses to accept credit cards, debit cards, and other forms of electronic payments from their customers; supplies the necessary card readers and other point-of-sale transaction systems; facilitates processing for the accounts; and, provides e-commerce solutions. Through its NEOS Subsidiary the Company also markets a proprietary "Smart Card"-based system that enables merchants to economically offer store-branded gift and loyalty cards - one of the fastest growing product categories in the industry.

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

RECLASSIFICATION
Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation. Statements of operations and cash flows for the three and six months ended June 30, 2005, have been restated to reflect the sale of GlobalTech Leasing, Inc. ("GTL").


STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) ("APB 25"). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for our employee stock options because the option exercise price equaled the market price on the date of grant. Prior to January 1, 2006, we only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized or if we had options outstanding.

In adopting SFAS No. 123(R), we elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. We had no outstanding unvested awards at the adoption date and we had no outstanding unvested awards during the 2005 comparative period.

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

The following is a summary of the net assets at December 31, 2005 and at close of Sale.


                                 DECEMBER 31, 2005     MAY 10, 2006
                                 _________________     ____________

Cash                                 $112,265            $ 64,257

Finance Lease Receivable               23,162              23,685
Prepaid Expenses                        6,621                   -
                                     ________            ________
        Total Current Assets
                                      142,048              87,942


Property and Equipment (net)            3,959              49,486
                                     ________            ________

Total Assets                         $146,007            $137,428
                                     ========            ========

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
                                               ========



NOTE 7. SHARE OPTION PLAN

The Company's 2003 Stock Option Plan for Directors, Executive Officers, and Employees of and Key Consultants to the Company (the "Plan"), which is shareholder approved, permits the grant of share options and shares to its employees for up to 5,000,000 shares of common stock. The Company believes that such awards better align the interests of its employees and key consultants with those of its shareholders. Option awards are generally granted with an exercise price equal to market price of the Company stock at the date of grant, unless otherwise defined in the option agreement with the grantee.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from the Company's traded common stock since the acquisition of INetEvents, Inc. in July 2003. The expected term of options granted is estimated at half of the contractual term as noted in the individual option agreements and represents the period of time that options granted are expected to be outstanding. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options.


                                 2006
                                _______

Expected volatility             183.39%
Weighted-average volatility     183.39%
Expected dividends              $    -
Expected term (in years)           4.5
Risk-free rate                   4.625%

A summary of option activity under the Plan as of June 30, 2006, and changes during the period then ended is presented below:


                                                                        Weighted-Average
                                                                           Remaining         Aggregate
                                                   Weighted-Average       Contractual        Intrinsic
                Options               Shares        Exercise Price            Term             Value
________________________________     _________     ________________     ________________     _________

Outstanding at December 31, 2005             -          $   -


Granted                              4,000,000          $0.21


Exercised                                    -          $   -

Forfeited or expired                         -          $   -
                                     _________          _____
Outstanding at June 30, 2006         4,000,000          $0.21                 4.5            $ 800,816
                                     =========          =====                 ===            =========
Exercisable at June 30, 2006         4,000,000          $0.21                 4.5            $ 800,816
                                     =========          =====                 ===            =========



The Company had no nonvested nor exercised shares as of June 30, 2006. The Company had not granted options under the Plan until June 30, 2006.



NOTE 8.  SUBSEQUENT EVENT

As of July 17, 2006 the Company and the Company's Series A Preferred Shareholders reached an agreement to satisfy any accrued and unpaid dividends as of July 17, 2006, and eliminate any future dividends payable to the Series A Preferred Shares series. In partial consideration for this adjustment to the Series A Preferred series the Company agreed to issue 1,450,972 shares of its restricted common stock to the Series A Preferred Shareholders. The remaining consideration relates to the adjustment in the line of credit in July 2006 as discussed above.

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

CRITICAL ACCOUNTING POLICIES


All Critical Accounting Policies of the Company are disclosed in our Annual Report for 2005 filed on Form 10-KSB except as follows:

STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) ("APB 25"). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for our employee stock options because the option exercise price equaled the market price on the date of grant. Prior to January 1, 2006, we only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

In adopting SFAS No. 123(R), we elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. We had no outstanding unvested awards at the adoption date and we had no outstanding unvested awards during the 2005 comparative period.


We do not have any of the following:

* Off-balance sheet arrangements.

* Certain trading activities that include non-exchange traded contracts accounted for at fair value.

* Relationships and transactions with persons or entities that derive benefits from any non-independent relationships other than related party transactions discussed herein.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 ("2006") COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005 ("2005")

Results of operations consist of the following:



                           JUNE 30, 2006     JUNE 30, 2005      $ CHANGE     % CHANGE

Net Revenues                $ 2,536,638       $1,325,144      $ 1,211,494       91%

Cost of Revenues              1,919,165          654,450        1,264,715      193%

                            _____________________________________________
Gross Profit                    617,473          670,694          (53,221)      -8%


Operating, General and
Administrative Costs          2,862,349        1,111,446        1,750,903      158%

Restructuring Costs             207,335                -          207,335      100%


                            _____________________________________________

Net Operating Loss          $(2,452,211)      $ (440,752)     $(2,011,459)     456%





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

General and administrative costs increased by approximately $1,751,000 largely due to an adjustment to bad debt expense of $597,000, a one-time increase in payroll cost of $150,000, an increase in consulting fees of $121,000, a write down of merchant accounts of $119,000 due to attrition which are all offset by advertising cost reductions, and the fair-value of options granted in the second quarter 2006 totaling $800,816.


Due to the Company's continued losses, we are critically reviewing all locations and closing non-profitable locations where appropriate. Due to this we have reported Restructuring Charge in our in Statement of Operations of approximately $207,000 for the quarter ended June 30, 2006.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 ("2006") COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005 ("2005")



                           JUNE 30, 2006     JUNE 30, 2005      $ CHANGE     % CHANGE

Net Revenues                $ 4,856,074      $ 2,111,777      $ 2,744,297      130%

Cost of Revenues              3,607,673        1,312,544        2,295,129       175%

                            _____________________________________________
Gross Profit                  1,248,401          799,233          449,168       56%


Operating, General and
Administrative Costs          4,065,102        2,623,089        1,442,013       55%

Restructuring Costs             207,335                -          207,335      100%


                            _____________________________________________

Net Operating Loss          $(3,024,036)     $(1,823,856)     $(1,200,180)      66%



Net revenues for the six months ended June 30, 2006 increased by 130% due to the boarding of merchant contracts on the First Data system. Cost of revenues also increased and includes interchange and other processing costs not present in 2005.


Operating, general and administrative costs increased 55% primarily attributable to the increases in bad debt, bonuses, write offs of merchant accounts due to attrition and the fair-value of options granted and recorded in the second quarter. These costs are offset by reductions in other expense categories, including approximately $70,000 in rent and professional fees, $50,000 in contract labor, advertising, and office supplies, and $20,000 in telephone, recruiting, and postage expenses.


Due to the Company's continued losses, we are critically reviewing all locations and closing non-profitable locations where appropriate. Due to this we have reported Restructuring Charge in our in Statement of Operations of approximately $207,000 for the quarter ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We are currently seeking to expand our merchant services offerings in bankcard, gift and loyalty and POS equipment leasing.



                           JUNE 30, 2006     JUNE 30, 2005      $ CHANGE     % CHANGE

Cash                        $   111,837       $  635,775       $ (523,938)     (82%)

Accounts Payable and        $ 1,581,178       $1,100,363       $  480,815       44%
Accrued Expenses
Accounts Receivable         $   274,330       $  495,566       $ (221,236)     (45%)

Proceeds from sale of       $   215,000       $        -       $  215,000      100%
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

On June 30, 2006 the Company entered into Employment Agreements with its Chief Executive Officer and President which provide for a stated salary and bonus compensation based on performance of the Company.

ITEM 6 - EXHIBITS.

(a) The following exhibits are filed with this report.


10.1 Form of Employment Agreement between the Company and its Chief Executive Officer.

10.2 Form of Employment Agreement between the Company and its President.

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

                                       INTERNATIONAL CARD ESTABLISHMENT, INC.





DATED: November 14, 2006               By: /s/ WILLIAM LOPSHIRE
                                       ---------------------------------
                                               William Lopshire
                                               Chief Executive Officer
                                               (Principal Executive Officer)



DATED: November 14, 2006               By: /s/ HUGH WAIN SWAPP
                                       ---------------------------------
                                               Hugh Wain Swapp
                                               Chief Financial Officer
                                               (Principal Accounting Officer)