Form 10QSB
period 2006-09-30
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2006-11-14
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006.

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2006



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                                                       September 30,     December 31,
                                                                                                2006             2005
                                                                                       _____________     ____________
                                     ASSETS

CURRENT ASSETS
     Cash                                                                               $    239,083     $    748,040
     Accounts receivable, trade, net of allowance   of $197,829 and $31,731
       at September 30, 2006 and December 31, 2005, respectively                             310,047          495,069
     Finance lease receivable                                                                      -           23,162
     Note receivable                                                                           5,000                -
     Inventory                                                                               107,828           50,684
     Other receivables, net of allowance of $108,180 and $0 at September 30, 2006                  -          113,646
       and December 31, 2005, respectively
        Prepaid assets                                                                         3,520          357,090
                                                                                        ____________     ____________
            Total current assets                                                             665,478        1,787,691
                                                                                        ____________     ____________

 FIXED ASSETS, net of accumulated depreciation of $1,957,485 and $1,238,060
  at September 30, 2006 and December 31, 2005, respectively                                1,101,472        1,841,856
INTANGIBLE ASSETS                                                                          5,253,399        5,020,052
GOODWILL                                                                                      87,979        1,580,331
OTHER NON-CURRENT ASSETS                                                                     117,818          136,327
                                                                                        ____________     ____________

                   Total assets                                                         $  7,226,146     $ 10,366,257
                                                                                        ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable                                                                   $    472,972     $    656,455
     Accrued expenses                                                                        637,862          609,151
     Notes payable, current                                                                    3,443          506,933
     Notes payable, current related party                                                    480,000                -
     Line of credit, related parties                                                         470,929        1,564,650
     Capital lease, current                                                                   15,575                -
     Due to officer                                                                                -           76,333
                                                                                        ____________     ____________

            Total current liabilities                                                      2,080,781        3,413,522
                                                                                        ____________     ____________

     Notes payable, related party - net of current portion                                   520,000                -
     Capital lease, net of current portion                                                    68,049                -

                   Total liabilities                                                       2,668,830        3,413,522
                                                                                        ____________     ____________

STOCKHOLDERS' EQUITY
     Preferred stock:  $.01 par value; authorized 10,000,000 shares;
        issued and outstanding:  62,000 at September 30, 2006
        and December 31, 2005, respectively                                                      620              620
     Common stock: $.0005 par value; authorized 100,000,000 shares;
        issued and outstanding: 33,018,365and 29,337,392 shares
        at September 30, 2006 and December 31, 2005, respectively                             16,509           14,669
     Common stock subscription                                                               100,064                -
     Additional paid-in capital                                                           19,274,611       17,987,902
     Accumulated deficit                                                                 (14,834,488)     (11,050,456)
                                                                                        ____________     ____________
            Total stockholders' equity                                                     4,557,316        6,952,735
                                                                                        ____________     ____________

                   Total liabilities and
                   stockholders' equity                                                 $  7,226,146     $ 10,366,257
                                                                                        ============     ============


         See the accompanying Notes to these Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            Three Months Ended                 Nine Months Ended
                                                         September 30,                          September 30,
                                                                          2005                               2005
                                                           2006        (Restated)            2006         (Restated)
                                                        __________     ___________        ___________    ____________

Merchant services revenues                              $2,832,443     $ 1,168,986        $ 7,814,512     $ 2,794,059
Less:  sales returns and allowances                        (5,435)          (6,985)          (131,430)        (42,490)
                                                        __________     ___________        ___________    ____________
    Net revenue                                          2,827,008       1,162,001          7,683,082       2,751,569

Cost of revenue
    Commissions                                            149,203         290,041            984,783         931,000
    Cost of sales                                        1,487,012         681,743          4,259,105       1,353,328
                                                        __________     ___________        ___________    ____________
Cost of revenue                                          1,636,215         971,784          5,243,888       2,284,328
Gross profit                                             1,190,793                          2,439,194         467,241
                                                                           190,217
                                                        __________     ___________        ___________    ____________
Operating, general, and administrative
expenses
General, administrative and selling expenses
                                                           885,778         832,218          4,443,503       2,865,284
Restructuring charges                                            -               -            207,335               -
Depreciation                                               248,578         296,357            755,955         886,381
                                                        __________     ___________        ___________    ____________
    Total operating, general, and
    administrative expenses                              1,134,356       1,128,575           5,406,793      3,751,665

Net Operating Income (Loss)                                 56,437        (938,358)        (2,967,599)     (3,284,424)

Non-operating income (expense)
  Interest income                                               10           2,957                427          14,340
  Interest expense                                         (27,169)        (32,468)          (100,023)        (74,338)
                                                        __________     ___________        ___________    ____________

Net   income   (loss)   before   discontinued               29,278        (967,869)        (3,067,195)     (3,344,422)
operations

Income (loss) from discontinued operations,                      -           3,320           (516,993)        770,848
net
                                                        __________     ___________        ___________    ____________

Net income (loss) before preferred stock                    29,278        (964,549)        (3,584,188)     (2,573,574)
dividends

Preferred stock dividends                                        -         101,578                  -         977,249
                                                        __________     ___________        ___________    ____________

Net  income   (loss)   allocable   to  common           $   29,278     $(1,066,127)       $(3,584,188)    $(3,550,823)
shareholders
                                                        ==========     ===========        ===========     ===========


         See the accompanying Notes to these Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                   (CONTINUED)

                                                            Three Months Ended                 Nine Months Ended
                                                              September 30,                      September 30,
                                                                          2005                               2005
                                                           2006        (Restated)            2006         (Restated)
                                                        __________     ___________        ___________    ____________

Income (loss) per share from continuing                 $     0.00     $     (0.03)       $     (0.10)   $      (0.11)
operations, basic and diluted
                                                        ==========     ===========        ===========    ============

Income (loss) per share from discontinued
operations, basic and diluted                           $     0.00     $     (0.00)       $     (0.02)   $       0.03
                                                        ==========     ===========        ===========    ============

Income (loss) per share, basic and diluted              $     0.00     $     (0.04)       $     (0.12)   $      (0.12)
                                                        ==========     ===========        ===========    ============

Average number of shares of common stock                31,677,097      29,337,395         30,143,447      29,252,300
outstanding (basic and diluted)

Preferred dividends per share                           $        -     $      1.64        $         -    $      15.76
                                                        ==========     ===========        ===========    ============


         See the accompanying Notes to these Financial Statements.




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                    2006             2005
                                                                                                   (RESTATED)
                                                                                 ___________      ___________

Cash Flows From
Operating Activities:
    Net loss from continuing operations                                          $(3,584,188)     $(2,573,574)
    Restructuring charges                                                           (207,335)               -
    Depreciation                                                                     755,955          934,144
    Allowance for doubtful accounts, trade and other receivables                     274,278           (9,638)
    Accumulated depreciation of sold asset                                                 -          (14,344)
    Common stock subscribed for salaries                                              43,064                -
    Stock used for consulting fees                                                    21,600                -
    Compensation for stock awards                                                    817,876                -
    Non cash advances from line of credit, related party                             224,270                -
    Other non-cash items, net                                                         27,472                -
    Non cash items reduced due to discontinued operations                            724,042                -

Adjustments to reconcile net loss to cash used in operating
    activities:
Changes in assets and liabilities
    Decrease in accounts receivable                                                   18,924           63,471
    (Increase) decrease in inventory                                                 (57,144)          86,160
    Decrease in other receivables                                                      5,466          325,519
    Decrease (increase) in prepaid expenses                                          346,949         (435,379)
    Decrease (increase) in other non-current assets                                   31,208         (111,726)
    (Decrease) in accounts payable                                                   (37,777)         (88,140)
    Increase (decrease) in accrued expenses                                          166,228         (405,546)
                                                                                 ___________      ___________

         Net cash (used in) operating activities                                    (429,112)      (2,229,053)

Cash Flows From Investing Activities:
    Acquisitions, net of attrition                                                  (466,347)        (134,765)
    Purchase of property and equipment                                                (5,030)         (53,101)
    Proceeds from notes receivable                                                    (5,000)               -
    Proceeds from sales of subsidiary                                                702,253                -
                                                                                 ___________      ___________


         Net cash (used in)/provided by investing activities                         225,876         (187,866)


Cash Flows From Financing Activities:
    (Decrease) increase in due to officer and related party payable, net             (76,333)          79,705
    Payments on notes payable                                                       (641,672)        (280,777)
    Payments on capital lease                                                         (9,376)          (5,693)
    Proceeds from line of credit, related party                                      447,600                -
    Payments on related party line of credit and notes payable                      (240,940)        (556,860)
    Proceeds from the sale of common stock                                           215,000                -


         See the accompanying Notes to these Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                    2006             2005
                                                                                                   (RESTATED)
                                                                                 ___________      ___________

    Proceeds from sale of preferred stock                                                  -        1,725,462

         Net cash provided by financing activities,                                 (305,721)         961,837

         Net (decrease) increase in cash                                            (508,957)      (1,455,082)

Cash, beginning of period                                                            748,040        2,115,491

Cash, end of period, restricted and unrestricted                                 $   239,083      $   660,409


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                                           $   100,023      $    69,815

Cash paid for income taxes                                                       $         -      $         -

Calculated beneficial conversion feature associated with
  September 2004 financing issuance in 2006                                      $         -      $   304,016

Calculated beneficial conversion feature associated with
  December 2004 financing issuance in 2006                                       $         -      $   392,458

Notes payable reclassified from accounts payable                                 $   138,182      $         -

Capital lease                                                                    $    93,000      $         -

Merchant portfolio's purchased through common stock subscription                 $    57,000      $         -

Merchant portfolio's purchased through related party notes payable               $ 1,040,000      $         -

Payment of accrued preferred stock dividend with common stock;
   Accrual December 2005-June 2006                                               $   234,073      $         -


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

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company at September 30, 2006 and December 31, 2005, the condensed consolidated results of its operations and cash flows for the nine months ended September 30, 2006 and 2005. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

RECLASSIFICATION
Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation. Statements of operations and cash flows for the three and nine months ended September 30, 2005, have been restated to reflect the sale of Global Tech Leasing, Inc. ("GTL").

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

NOTE 2.  STOCKHOLDER'S EQUITY

The authorized common stock of the Company consists of 100,000,000 shares of common shares with par value of $0.0005 and 10,000,000 shares of Series A preferred stock with a par value of $0.01.

In the first quarter of 2006, the Company authorized a private placement of its common stock of up to 2,500,000 shares of stock at $.10 per share for a total of $250,000. The shares of common stock are restricted under Rule 144. As of June 30, 2006, the Company received $215,000 in cash, representing 2,150,000 shares, toward this private placement which were issued in July 2006.

Also included in common stock subscribed, we purchased merchant portfolio's totaling $57,000 and will issue stock to compensate employees for services totaling $43,064.

NOTE 3. INCOME TAXES

The Company incurred operating losses for the quarter ended September 30, 2006. A valuation allowance has been established to reserve the net deferred tax asset since management does not believe it is more likely than not that they will be realized.

As of December 31, 2005, for U.S. federal income tax return purposes, the Company has a net operating loss carry forward of $7,973,000, which will expire between 2022 and 2025, and may not be fully realized due to current tax laws as disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

As of September 30, 2006, the Company had entered into various lease agreements with five year terms for equipment and software to run the business, including a new accounting system. The new accounting system has been recorded as a capital lease for $93,000 in fixed assets in these condensed consolidated financial statements.

On September 30, 2006, the Company entered into an agreement for a revolving line of credit worth $1,000,000 with Worldwide Business Services Group to be used primarily for working capital. As of September 30, 2006 the balance due on the line was $470,929. In the third quarter, the CEO of Worldwide Business Services Group became the Company's General Manager. Due to this, we have reflected the outstanding line of credit as related party.

The Company's existing $500,000 line of credit, entered into in December 2005, was extinguished in July 2006. In July 2006, the Company entered into another line of credit agreement with the same vendor for $2,000,000. At the time of extinguishment the Company had not drawn down on the line of credit and no balance was outstanding. As of September 30, 2006 the Company had not drawn down on the line of credit.

The Company has no additional Commitments and Contingencies other than those previously disclosed and in the Company's Annual Report on Form 10-KSB.

NOTE 5.  DISCONTINUED OPERATIONS

On May 10, 2006, the Company entered in an Agreement and Plan of Merger to sell it's subsidiary GlobalTech Leasing, Inc. ("GTL"), to an independent third party, for $2,500,000 consisting of $808,943 in cash and $1,691,057 of debt assumption. The assets sold consisted primarily of cash, property and equipment. Subsequent to the disposition of GTL, management determined that approximately $157,000 of the $2,500,000 was not recoverable from the acquirer resulting in a total $702, 253 received in cash and $1,640,625 in debt assumption. We have increased our loss from discontinued operations by this amount.

GTL comprised the Company's entire Leasing Services segment of the Company.

The Loss on Discontinued Operations includes $26,076 of earnings in 2006 through the date of disposal. GTL's sales through May 9, 2006, and for the year ended December 31, 2005 were $301,894 and $1,194,435 respectively. The total loss from discontinued operations is $516,993 for the nine months ending September 30, 2006.

The following is a summary of the net assets at December 31, 2005 and at close of sale.

                                      DECEMBER 31, 2005          MAY 10, 2006
                                      _________________          ____________

Cash                                      $112,265                  $64,257
Finance Lease Receivable                    23,162                   23,685
Prepaid Expenses                             6,621                        -
                                          ________                 ________
        Total Current Assets
                                           142,048                   87,942
Property and Equipment (net)                 3,959                   49,486
                                          ________                 ________
Total Assets                              $146,007                 $137,428
                                          ========                 ========

NOTE 6.  RESTRUCTURING CHARGES

Due to the Company's continued losses, we are critically reviewing all locations and closing non-profitable locations where appropriate. Due to this we have reported Restructuring Charge in our in Statement of Operations of $207,335 for the nine months ended September 30, 2006.

The Company is consolidating locations and moving the majority of operations to its Camarillo location, which was completed in the third quarter of 2006.

All items identifiable for this restructuring at September 30, 2006 have been accrued and consist of:

Payroll and benefits                           $  80,031
Office closure and early lease termination        85,156
Transitional staff housing and other              42,148
                                               _________
Total                                          $ 207,335
                                               =========

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

                                           2006
                                      ______________

Expected volatility                   183.39%-189.44%

Weighted-average volatility                    45.92%

Expected dividends                              $-

Expected term (in years)                      2-4.5
Risk-free rate                           4.625%-4.875%

A summary of option activity under the Plan as of September 30, 2006, and changes during the period then ended is presented below:



                                                                         Weighted-Average
                                                                            Remaining         Aggregate
                                                    Weighted-Average       Contractual        Intrinsic
                Options                Shares       Exercise Price             Term             Value
_______________________________________________________________________________________________________

Outstanding at December 31, 2005              -          $    -

Granted                               4,370,000          $ 0.22

Exercised                                     -          $    -

Forfeited or expired                   (125,000)         $(0.20)
                                      ______________
Outstanding at September 30, 2006     4,245,000          $0.22                 2.2            $835,684
                                      ================================================================
Exercisable at September 30, 2006     4,160,000          $0.22                 2.2            $817,876
                                      ================================================================




A summary of the status of the Company's nonvested shares as of September 30, 2006, and changes during the period ended September 30, 2006 is presented below:

                                               Weighted-Average
                                                  Grant-Date
       Nonvested Shares             Shares        Fair Value
_______________________________________________________________

Nonvested at December 31, 2005
                                         -               -

Granted                             85,000         $11,448

Vested                                   -               -

Forfeited                                -               -
                                    ______

Nonvested at September 30, 2006     85,000           $11,448
                                    ======

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

CRITICAL ACCOUNTING POLICIES

All Critical Accounting Policies of the Company are disclosed in our Annual Report for 2005 filed on Form 10-KSB, except as follows:

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 ("2006") COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005 ("2005")

Results of operations consist of the following:


                                                           NET OF GTL
                                SEPTEMBER 30, 2006     SEPTEMBER 30, 2005      $ CHANGE      % CHANGE

Net Revenues                        $2,827,008             $1,162,001         $1,665,007         143%

Cost of Revenues                     1,636,215                971,784            664,431          68%

                                    _________________________________________________________________

Gross Profit                         1,190,793                190,217          1,000,576         526%

Operating, General and
Administrative Costs                 1,134,356              1,128,575              5,781           1%

Restructuring Costs                          -                      -                  -           0%

                                    _________________________________________________________________
Net Operating Income (Loss)         $   56,437             $ (938,358)        $  994,795        -106%



The 143% increase in net revenues between September 30, 2005 and September 30, 2006 is mainly attributable to an increase of approximately $1,837,000 in Merchant Services Revenue, offset by a decrease in equipment sales.

The increase in cost of revenues is directly related to the increase in merchant account services and the recording of interchange expense due to the increased volume. Commissions and other cost of leases remained relatively constant between the two periods.

General and administrative costs were relatively flat between the two periods. The increase of approximately $5,800 is largely due to an increase in bad debt expense of approximately $164,000 associated with our payment processing services which was offset by payroll cost reductions of approximately $110,000, a reduction in rent and telephone expense of $29,000. Additionally the Company recorded fair-value of options granted in the third quarter 2006 totaling $17,059.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 ("2006") COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005 ("2005")


                                                           NET OF GTL
                                SEPTEMBER 30, 2006     SEPTEMBER 30, 2005      $ CHANGE      % CHANGE

Net Revenues                        $7,683,082             $2,751,569         $4,931,513         179%

Cost of Revenues                     5,243,888              2,284,328          2,959,560         130%

                                    _________________________________________________________________

Gross Profit                         2,439,194                467,241          1,971,953         422%

Operating, General and
Administrative Costs                 5,199,458              3,751,665          1,447,792          39%

Restructuring Costs                    207,335                      -            207,335         100%

                                    _________________________________________________________________

Net Operating Loss                 $(2,967,599)           $(3,284,424)        $  316,826         -10%



Net revenues for the nine months ended September 30, 2006 increased by 179% due to the boarding of merchant contracts on the First Data system. Cost of revenues also increased and includes interchange and other processing costs not present in 2005.

Operating, general and administrative costs increased 39% primarily attributable to the increases in bad debt expense of approximately $762,000 associated with our payment processing services, consulting fees and write offs of merchant accounts due to attrition. In addition, for the nine months ended September 30, 2006, the Company recognized approximately $817,000 in compensation expense due to the fair-value of options recorded in the second and third quarters. These costs are offset by reductions in other expense categories, including approximately $288,000 in rent, telephone and office expense.

As a result of the Company's historical losses, we have critically reviewed all locations and closed non-profitable locations where appropriate. Due to this we have reported a Restructuring Charge in our in Statement of Operations of approximately $207,000 for the period ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We are currently seeking to expand our merchant services offerings in bankcard, and gift and loyalty.


                                                           NET OF GTL
                                SEPTEMBER 30, 2006     SEPTEMBER 30, 2005      $ CHANGE      % CHANGE

Cash                                $  239,083             $  635,775         $ (396,692)        (62%)

Accounts Payable and Accrued        $1,110,834             $1,253,320         $ (142,486)        (11%)
Expenses

Accounts Receivable                 $  310,047             $  495,069         $ (185,022)        (37%)

Proceeds from sale of Common        $  215,000             $        -         $  215,000         100%
Stock


We have financed our operations during the nine months ended September 30, 2006 primarily through the receipt of proceeds from the sale of GlobalTech Leasing, the draw of approximately $671,900 on our line of credit, sales of common stock and use of cash on hand. As of September 30, 2006, we had total current liabilities of $2,080,781 compared to $3,413,522 as of December 31, 2005. The decrease in current liabilities is primarily due to the satisfaction of outstanding debt made with the proceeds from the sale of our GlobalTech Leasing subsidiary.

As of September 30, 2006, our accounts receivable of $310,047 compared to $495,566 at December 31, 2005 decreased partially due to an allowance of $130,000 recorded in the second quarter.

Due to the Company's historical losses, we have critically reviewed all locations and closed non-profitable locations where appropriate. Due to this we have reported a Restructuring Charge in our in Income statement of approximately $207,000 for the period ended September 30, 2006. This amount has increased our Accrued Expenses as well.

As of September 30, 2005, the Company did not have any common stock transactions resulting in proceeds; transactions as of September 30, 2006 resulted in proceeds from the sale of common stock of $215,000 (representing 2,150,000 common shares). The Company issued 929,242 common shares in 2005 compared to 3,680,973 common shares in 2006. Management believes that it will be able to fund the Company through its present cash position and the continuation of revenue producing activities by its subsidiaries ICE and NEOS. We will need to seek further capital through the sale of our capital stock and/or the issuance of debt in order to continue to grow the Company.

We had $239,083 cash on hand as of September 30, 2006 compared to $748,040 ($625,775 net of GlobalTech Leasing) as of December 31, 2005. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and planned expansion. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

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