Form 10KSB
period 2006-12-31
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2007-04-16
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-KSB


  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                  For the Fiscal Year Ended: December 31, 2006


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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

State the registrant's revenues for its most recent fiscal year: $10,765,826 as of December 31, 2006.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $7,079,235 as of March 29, 2007.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 29, 2007, there were 33,951,698 shares of the registrant's Common Stock, $.0005 par value, outstanding.

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

Item 2.   Description of Property. . . . . . . . . . . . . . . . . . . . . . 15

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 16

Item 4.   Submission of Matter to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . 16

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder
          Matters and Small Business Issuers Purchase of Equity Securities. .16

Item 6.   Management's Discussion and Analysis
          or Plan of Operation . . . . . . . . . . . . . . . . . . . . . . . 18

Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . 23

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . 24

Item 8A.  Controls and Procedures  . . . . . . . . . . . . . . . . . . . . . 24

Item 8B.  Other Information . . . . . . . . . . . . . . . . . . . . . . . .  24

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act  . . . . . . . . 24

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . 26

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters . . . . . . . . . . . . . . . . .  27

Item 12.  Certain Relationships and Related Transactions . . . . . . . . . . 27

Item 13.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

Item 14.  Principal Accountant Fees and Services . . . . . . . . . . . . . . 29

          Signatures and Certifications. . . . . . . . . . . . . . . . . . . 30

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

On December 15, 2003 we entered into a Plan and Agreement of Reorganization with GlobalTech Leasing, Inc., a California corporation and its shareholders. On December 29, 2003 GlobalTech Leasing, Inc. became our wholly owned subsidiary. In May of 2006 we sold our GlobalTech Leasing, Inc. subsidiary which comprised our entire equipment leasing segment.

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

ICE utilizes contractual relationships with agents to reach merchants that would otherwise be difficult to identify and locate using customary marketing practices. Pursuant to these relationships, agents endorse the processing systems marketed and serviced by ICE and participate in originating new customers for ICE. Through the use of independent outside agents, management believes ICE's cost structures will continue to be competitive with the cost structures of its competitors.

ICE provides comprehensive customer service and support to its merchants requiring consultative problem solving and account management. ICE also provides value added products such as Gift & Loyalty, through our NEOS Merchant Solutions subsidiary, that distinguish ICE from its competitors. Management believes that providing cost-effective, reliable and responsive service and value added services and products is an effective long-term strategy to retain its merchant base. Through agent based acquisitions of merchant accounts, purchases of merchant account portfolios, retention of merchants and the increasing use and acceptance of credit cards, management believes ICE will develop a stable and growing recurring base of revenues.

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

OPERATING STRATEGY

FOCUS ON SMALL TO MEDIUM-SIZED MERCHANTS. ICE has focused its marketing efforts on small to medium-sized merchants, which have traditionally been underserved by processing banks. Management believes it understands the unique characteristics of this market segment and has tailored its marketing and servicing efforts accordingly. ICE believes it is able to provide credit and debit card processing at rates that are generally competitive with those available from other processors, as well as value added products such as Gift & Loyalty.

INCREASE AGENT BASE. ICE utilizes contractual relationships with agents to reach merchants that would otherwise be difficult to identify and locate using customary marketing practices. Pursuant to these relationships, agents endorse the processing systems marketed and serviced by ICE and participate in originating new customers for ICE. Using the leads generated by its agents provides ICE with a cost-effective means of contacting small merchants that traditionally have been difficult to reach. ICE actively recruits new agents and is focused on expansion of its agent base as a means of increasing overall revenues.

DELIVER CUSTOMER SERVICE SUPPORT AND VALUE ADDED PRODUCTS SERVICES. Management believes providing cost-effective, reliable and responsive service and value added products and services is an effective long-term strategy to retain its merchant base. The size of ICE's merchant base enables it to support a customer service program designed to provide consultative problem solving and account management. ICE also distinguishes itself from many competitors by offering value added products such as Gift & Loyalty and will continue to broaden its product and service offerings which management believes will appeal to small to medium size merchants.

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

Maintain a Stable and Growing Recurring Revenue Base. Through merchant retention, increased credit card use, and increased direct marketing efforts ICE has developed a stable and recurring base of revenues. In addition to its high customer service level, ICE's endorsements from agents provide an additional link to its merchants that tend to reduce attrition.

Furthermore, management believes that the relative smaller size of the merchants it services make the merchants less likely to change providers because of the up-front costs associated with a transfer.

GROWTH STRATEGY

ICE's growth strategy is to pursue external growth by constantly expanding its independent agent base and to utilize its proprietary Gift & Loyalty platform to reach an even greater number of merchants than bank card alone.. Through the use of its agent relationships, ICE obtains new merchant accounts by offering merchants technologically advanced products and services with better levels of service than those obtainable from other sources.

MARKETING

ICE's marketing strategy is to solicit prospective merchants primarily through independent outside agents. .Our independent outside agents use a variety of self-directed marketing methods to reach potential merchants. Under these arrangements, ICE often obtains the exclusive endorsement of the outside agents.

PROCESSING RELATIONSHIPS

ICE markets credit and debit card based payment processing services pursuant to a contractual relationship (the "Processing Agreement") with First Data Merchant Services Corporation ("FDMS"), Financial Transactions Services, LLC and BancorpSouth Bank,, a processing bank and member of Visa and MasterCard. The Processing Agreement provides that BancorpSouth Bank will process merchant credit card transactions as an Acquiring bank and that FDMS is responsible for all other processing and accounting functions relating to the clearing and settlement of credit card transactions, including merchant processing and settlement; merchant credit research; merchant activation and approval; merchant security and recovery; merchant customer services; merchant chargeback and retrieval services; and other related back office services. The Processing Agreement provides ICE is paid its aggregate merchant's net processing revenue and ancillary fees, on a monthly basis, for as long as the merchants utilize ICE for bank card processing.

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

Merchant fraud is another expected aspect of the credit card processing business. ICE is responsible for any unfulfilled chargebacks or merchant fraud services pursuant to the Processing Agreement. Examples of merchant fraud include inputting false sales transactions or false credits. The parties to the Processing Agreement monitor merchant charge volume, average charge and number of transactions, as well as check for unusual patterns in the charges, returns and chargebacks processed. As part of its fraud avoidance policies, ICE generally will not process for certain types of businesses which provide future services wherein incidents of fraud have been common.

ICE also engages the services of and receives residual income from other processing companies such as Card Service International RBS Lynk Systems, and Network One Financial. These processing companies maintain 100% of the risk, including liabilities arising from merchant chargeback or cardholder fraud. No obligations have been incurred significant or otherwise by ICE in these revenue sharing programs.

ICE's independent agents solicit merchants to utilize our processing services. The agents must abide by Visa, MasterCard and NACHA regulations for acceptable merchants, the prevention of fraud, and must perform up to an agreed upon standard and abide by general obligations such as Confidentiality, Indemnification, Disclaimer of all Warranties, and Limitation of Liability. ICE bills an agent for equipment shipped (classified as merchant service revenue and cost of sale). Commissions are expensed and paid upon the acceptance and installation of equipment. Residual payments, also classified as "commissions", are recorded in the month the liabilities are incurred, and paid within 30 days.

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

COMPETITION

The market for providing electronic bank card authorization and payment systems to retail merchants is highly competitive. ICE competes in this market primarily on the basis of price, technological capability, customer service and breadth of product and services. Many small and large companies compete with us in providing payment processing services and related services for card-not-present and card-present transactions to a wide range of merchants. There are a number of large transaction processors, including First Data Merchant Services Corporation, National Processing, Inc., Global Payments, Inc. and NOVA Information Systems, Inc. (a subsidiary of U.S. Bancorp), that serve a broad market spectrum from large to small merchants and provide banking, ATM and other payment-related services and systems in addition to card-based payment processing. There are also a large number of smaller transaction processors that provide various services to small and medium sized merchants. Many of our competitors have substantially greater capital resources than ICE and operate as subsidiaries of financial institutions or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. We believe that our specific focus on small to medium size merchants and our breadth of products and services, such as Gift & Loyalty, in addition to our understanding of the needs and risks associated with providing payment processing services to these merchants, gives ICE a competitive advantage over larger competitors, which have a broader market perspective and often are not able to accommodate the demands of small to medium size merchants.

THE BUSINESS OF OUR SUBSIDIARY NEOS

On September 9, 2004, the Company completed an Agreement and Plan of Merger with NEOS Merchant Solutions, Inc. ("NEOS"), a Nevada corporation. As of September 9, 2004, NEOS became our wholly-owned subsidiary. Through our NEOS subsidiary, we provide turnkey "Smart Card"-based as well as traditional "Magnetic Stripe Card"-based solutions for merchants wishing to offer automated gift and loyalty services. These programs provide small merchants additional value through integrated loyalty programs which drive repeat business and through other optional integrated products offering merchants automated data capture and storage of personal information on the merchant's customer base. The merchant is provided customized merchant branded proprietary gift and loyalty cards. NEOS will incorporate a merchant's existing logo and artwork, or design custom artwork for an additional fee, for use on the gift and loyalty cards.

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

PRODUCTS

PAYMENT PROCESSING SOFTWARE - credit, debit, and check verification are integrated into the POS terminal to consolidate merchant level functionality, system and support requirements. Terminals presently support Vital, Lynk, Concord EFS, and First Data. All terminals have the capability to split dial e-commerce related requests to the appropriate processor. NEOS' Software "Gift and Loyalty" products are as follows:

o "MATRIXX" - the NEOS proprietary host manages the processing functions to include transaction posting, reporting, inquiry and statement issuance of all gift and loyalty related transactions. The host system resides at the corporate offices in Camarillo, California with a redundant backup at an external third party hosting facility.

o POS TERMINAL APPLICATION SOFTWARE -proprietary software allows up to six standard variations of gift and loyalty to facilitate various key market criteria and I.D. verification capable of reading line three of a magnetic-stripe card.

o CHIP LEVEL (SMART CARD) OPERATING SYSTEM- an application that mirrors ongoing transaction data and stores customer specific or merchant specific information to assist I.D., buying trends, demographics, etc.

o VIRTUAL MERCHANT DATABASE - at minimum, merchants can retrieve real-time information about customer purchases, sales patterns, contribution amounts, gift and loyalty activity, balances, etc. Also known as, Loyalty Management Database and/or Merchant Data Center.

NEOS' Hardware "Gift and Loyalty" products are:

o POS TERMINALS - VeriFone 3750, VeriFone 7000MPD, Modular Payment Device, VeriFone and Schlumberger pin pads, Schlumberger/AxaltoMagiC 6000 and 6100, and Schlumberger Modular Payment Device

o PRIVATE LABEL SMART/MAGNETIC-STRIPE CARDS - Smart and magnetic-strip cards are customized with the merchant's logo, picture, or other identifying information, or can be created for a non-profit organization to use in a preferred merchant program. From art-work selections to final delivery, the entire creation process takes only a few days, even for the minimum 300-card order. This entire process is done internally for orders of less than 5,000 cards.

MARKET OUTLOOK

Statistics show "Gift and Loyalty" products enhance retention of existing customers and increase new customers resulting in additional revenue to the retail business. We believe "Gift and Loyalty" is more than a valuable method of payment, but a preferred method of payment. The statistic that 85% of American consumers received or bought a gift card in 2002 was up from 25% in 2001 would indicate that gift has traction and loyalty is waiting for an economical and efficient technology like NEOS. As for gift cards, never before has a product enabled a retailer to have his own currency. Once value is placed on a gift card, it can only be redeemed at that merchant's location. This money goes directly into the retailers account prior to investing in inventory or any other business expense. Retail returns have historically meant cash back, and the money usually walks out the front door and is spent on another retailer's goods or services. With this program the retailer's policy places the return value on the gift card requiring the consumer to spend those dollars in their establishment. This policy has become the standard rather than the exception in many retailers across the country.

In addition, major retail gift and return programs are magnetic stripe based, requiring each transaction dial a host just as a credit card authorization or debit transaction. Each transaction creates a communication or access fee, a "per transaction fee". The cost associated with this "per transaction fee" is the primary reason that loyalty programs have experienced limited use. The NEOS solution performs the entire gift and loyalty transaction at the terminal level and posts the transaction data on the terminal for once a day batch processing to the host and posts to the smart card as well, eliminating fraud. NEOS in most instances charges a one-time monthly transaction fee averaging $50. The magnetic stripe solution averages $.15 to $.25 per transaction. For instance, loyalty in one location, a coffee shop (example: Starbucks) could perform 300 loyalty transactions a day or approximately 9000 transactions a month for a monthly transaction cost of between $1,350 and $2,250. This is the first technology that brings gift and loyalty to one card and makes it affordable for small, mid and large tier retailers. Gift and loyalty product is considered a value added lead product and possess a high retention characteristic in the small to mid enterprise (SME) segment over traditional payment processing solutions. Payment processing has become a commodity, which has eroded profitability and made retention of customers an increasingly difficult task. Recognizing the merchant retention benefits of "Gift and Loyalty" and the merchant benefit of integrating other electronic payment transactions options on to one platform gives NEOS a significant strategic and competitive advantage at the point of sale. Leveraging these electronic payment transactions options provide the merchant real value enhancement from a consolidation of system and support. We believe our future value will be based on four primary variables: our proprietary technology, "Gift and Loyalty" revenue, payment processing revenue and the combined "Gift and Loyalty" and credit card merchant portfolios.

OPERATING STRATEGY

NEOS focuses on small to medium size merchants for its Gift and Loyalty product offering. We believe that the ability to offer these merchants custom branded Gift and Loyalty cards as well as a robust loyalty program will significantly increase the merchants business and distinguish it from its competitors. NEOS solicits prospective merchants primarily through the ICE network of outside independent agents.

SOFTWARE DEVELOPMENT

All components of the NEOS "Matrixx" host and terminal application system have been thoroughly tested and have been installed live in over 3,000 locations.

GROWTH STRATEGY AND COMPETITORS

Due to our technology and the retail market demand for "Gift and Loyalty", NEOS is positioned to be a significant provider in this market. Worldwide credit card use has produced transaction volumes of nearly $2 trillion dollars, and no slow down is in sight. Merchants are excellent targets for new terminal sales as Visa, MasterCard and American Express begin to deploy millions of "smart cards" (chip cards). As these merchants graduate from magnetic stripe and manual data transfer to this new technology, they will need to have devices to read these cards. Despite this increase in demand for non-cash transaction capabilities, merchants are slow to adopt the latest technologies without demonstrable returns on investment. Business terminations reached an all-time high of 550,000 in 2000, and merchants are wary of making investments in unproven technologies that could tip the scales towards closing the doors. With the ultimate objective of keeping merchants not only in business but continuing to grow profitably, the proliferation of many integrated technologies involving smart cards provides a market opportunity for NEOS services and products that is ever expanding.

NEOS' believes it has an opportunity to aggressively penetrate the small and medium enterprise ("SME") segment of the merchant market place. NEOS believes there is a tremendous need for differentiating products and services in this sector of the industry in order to solidify merchant loyalty in the SME market. The Company plans to generate continuous organic growth through strategies involving and leveraging its Gift and Loyalty platform through the ICE independent outside sales force and through strategic relationships with other businesses that market products to the SME merchant segment.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION

As of December 31, 2006, we have no patents, trademarks, franchises, concessions, royalty agreements or labor contracts.

EMPLOYEES

As of December 31, 2006, we had 25 full-time employees. Management believes that its relationship with its employees is excellent. None of our employees are members of a collective bargaining unit.

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

                         RISKS RELATING TO OUR BUSINESS

WE HAVE A HISTORY OF OPERATING LOSSES AND WILL NEED TO GENERATE SIGNIFICANT REVENUES TO ACHIEVE OR MAINTAIN OUR PROFITABILITY.

Since inception, we have been engaged in start-up activities relating to the establishment of our payment processing business and developing a portfolio of merchant accounts to grow our business, both of which require substantial capital and other expenditures. As a result, we have not sustained profitability, and may continue to incur losses in the future. We had a net loss before income taxes of $(3,555,078) for the year ended December 31, 2006 and a net loss before income taxes of $(5,403,971) for the year ended December 31, 2005. We expect our cash needs to increase significantly for the next several years as we:

o    continue to expand our outside agent sales force;

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

ICE markets credit and debit card based payment processing services pursuant to the Processing Agreement with FTS and BancorpSouth Bank. The Processing Agreement provides that ICE bears full liability for any unfulfilled chargebacks or merchant fraud. ICE began boarding merchants under the Processing Agreement in late March of 2005. We incurred $83,500 in merchant chargebacks in the Fourth Quarter of 2006, and have accrued an additional $221,920 in Accrued Expenses for the calendar year 2006. In line with industry standards, we will continue to maintain a reserve of .001 of aggregate Visa/MasterCard sales volume of processing merchant accounts and analyze on a monthly basis, the need to adjust such reserve to appropriately properly mitigate merchant chargebacks and/or fraud

IF WE OR OUR BANK SPONSOR FAILS TO ADHERE TO THE STANDARDS OF THE VISA AND MASTERCARD CREDIT CARD ASSOCIATIONS, OUR REGISTRATIONS WITH THESE ASSOCIATIONS COULD BE TERMINATED AND WE COULD BE REQUIRED TO STOP PROVIDING PAYMENT PROCESSING SERVICES FOR VISA AND MASTERCARD.

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

TO ACQUIRE AND RETAIN MERCHANT ACCOUNTS, WE DEPEND ON INDEPENDENT OUTSIDE
AGENTS.

We rely primarily on the efforts of independent outside agents to market our services to merchants seeking to establish an account with a payment processor. These agents are individuals and companies that seek to introduce both newly established and existing small merchants, including retailers, restaurants and service providers, such as physicians, to providers of transaction payment processing services. In certain instances agents that refer merchants to us are not exclusive to us and have the right to refer merchants to other service providers. Our failure to maintain our relationships with our existing agents and those serving other service providers that we may acquire, and to recruit and establish new relationships with other agents could adversely affect our revenues and internal growth and increase our merchant attrition.

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

THE LOSS OF KEY PERSONNEL OR DAMAGE TO THEIR REPUTATIONS COULD ADVERSELY AFFECT OUR RELATIONSHIPS WITH AGENTS, CARD ASSOCIATIONS, BANK SPONSORS AND OUR OTHER SERVICE PROVIDERS, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS.

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

                         RISKS RELATING TO ACQUISITIONS

We intend to acquire other providers of payment processing services and portfolios of merchant processing accounts. These acquisitions entail risks in addition to that incidental to the normal conduct of our business.

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

                       RISKS RELATING TO OUR COMMON STOCK

THE POSSIBLE RULE 144 SALES BY EXISTING SHAREHOLDERS MAY HAVE AN ADVERSE EFFECT ON THE MARKET VALUE OF THE COMPANY AND THE PRICE OF THE STOCK.

15,872,480 of our presently outstanding 33,951,698 shares of Common Stock are "restricted securities" for purposes of the federal securities laws, and in the future they may be sold in compliance with Rule 144 adopted under the Act. Rule 144 provides in part that a person who is not an affiliate and who holds restricted securities for a period of two years may sell all or part of such securities. In addition, since we will be filing certain informational reports with the Securities and Exchange Commission, and if certain other conditions are satisfied, Rule 144 will allow a person (including an affiliate) holding restricted securities for a period of one year to sell each three months, provided he or she is not part of a control group acting in concert to sell, an amount equal to the greater of the average weekly reported trading volume of the stock during the four calendar weeks preceding the sale, or one percent of the our outstanding common stock. We cannot predict the effect, if any, that any such sales of common stock, or the availability of such common stock for sale, may have on the market value of the common stock prevailing from time to time. Sales of substantial amounts of common stock by shareholders, particularly if they are affiliates, could have a material adverse effect upon the market value of the common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located in approximately 3,950 square feet of leased office space at 555 Airport Way, Suite A, Camarillo, CA 93010. The offices of our technical personnel are located in approximately 1,000 square feet at 11 Orchard, Suite 109, Lake Forest, CA 92630. We believe that these facilities are adequate for our current operations and, if necessary, can be replaced with little disruption to our company.

ITEM 3. LEGAL PROCEEDINGS.

There are no material legal proceedings pending or, to our knowledge, threatened against us or any of our subsidiaries.

ITEM 4. SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS.

During our fiscal year ended December 31, 2006, there were no matters submitted to the Company's security holders.

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

                                                    High           Low
                                                    ----           ----
2006
        First Quarter                               0.33           0.10
        Second Quarter                              0.33           0.15
        Third Quarter                               0.30           0.14
        Fourth Quarter                              0.31           0.14
2005
        First Quarter                               0.55           0.25
        Second Quarter                              0.42           0.20
        Third Quarter                               0.37           0.24
        Fourth Quarter                              0.31           0.15


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

(b) Holders.

As of March 29, 2007, there are 100 shareholders of record of the Company's Common Stock.

As of the date of this Form 10-KSB, a majority of the issued and outstanding shares of the Company's Common Stock held by non-affiliates are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. As of March 29, 2007, 15,872,480 of our presently outstanding 33,951,698 shares are deemed to be "restricted securities". In general, under Rule 144, a person (or persons whose shares are aggregated), has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

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

CAPITAL STOCK.

We are authorized to issue 100,000,000 shares of Common Stock $.0005 par value and 10,000,000 shares of preferred stock at $.01 par value. As of March 29, 2007, there were 33,951,698 common shares and 58,500 preferred shares issued and outstanding. All shares of Common Stock outstanding are validly issued, fully paid and non-assessable.

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

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

ICE has adopted its 2003 Stock Option Plan, an equity incentive program for its employees, directors and advisors that was approved by its stockholders pursuant to which options, rights or warrants may be granted. As of December 31, 2006 there were 4 million options to purchase Common Stock issued and outstanding under the 2003 Stock Option Plan.


                                                                                NUMBER OF SECURITIES REMAINING
                          NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE        AVAILABLE FOR FUTURE ISSUANCE
                          BE ISSUED UPON EXERCISE      EXERCISE PRICE OF       UNDER EQUITY COMPENSATION PLANS
                          OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES REFLECTED
PLAN CATEGORY               WARRANTS AND RIGHTS       WARRANTS AND RIGHTS               IN COLUMN (A))
                                    {A}                       {B}                            {C}

Equity compensation           4,245,000                       $0.22                       755,000
plans approved by
security holders

Equity compensation                 -0-                       -0-                         -0-
plans not approved by
security holders

Total                         4,245,000                       $0.22                        755,000



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

Our Management, Discussion and Analysis (`MD&A") is provided as a supplement to our audited financial statements to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A section is organized as follows:

o EXECUTIVE SUMMARY, OVERVIEW AND DEVELOPMENT OF OUR BUSINESS. These sections provide a general description of the Company's business, as well as recent developments that we believe are important in understanding our results of operations as well as anticipating future trends in our operations.

o CRITICAL ACCOUNTING POLICIES. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent assets and liabilities.

o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the year ended December 31, 2006 ("Fiscal 2006") compared to the year ended December 31, 2005 ("Fiscal 2005"). A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the year ended December 31, 2006.

EXECUTIVE SUMMARY

Our strategy is to grow profitably by increasing our penetration of the expanding small merchant marketplace for payment processing services and Gift & Loyalty products. We find these merchants primarily through our independent outside agent channel of distribution.

OVERVIEW

We are a rapidly growing provider of credit and debit card-based payment processing services and Gift & Loyalty products to small merchants. As of December 31, 2006, we provided our services to thousands of merchants located across the United States. Our payment processing services enable our merchants to process traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone. Our Gift & Loyalty products enable our merchants to offer customized merchant branded gift and loyalty cards and programs.

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

International Card Establishment, Inc. (the "Company"), a Nevada corporation, is a provider of diversified products and services to the electronic transaction processing industry, offering merchant accounts for the acceptance and processing of credit and debit cards, as well as a proprietary "smart card" based gift and loyalty program. The Company's Merchant Card Services division establishes "merchant accounts" for businesses that enable those businesses to accept credit cards, debit cards, and other forms of electronic payments from their customers; supplies the necessary card readers and other point-of-sale transaction systems; and facilitates payment processing for the accounts. Through its NEOS Subsidiary the Company also markets a proprietary "Smart Card"-based system that enables merchants to economically offer store-branded gift and loyalty cards - one of the fastest growing product categories in the industry.

As used in these Notes to the Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to International Card Establishment, Inc. and, unless the context indicates otherwise its consolidated subsidiaries. The Companies subsidiaries include NEOS Merchant Services ("NEOS"), a Nevada corporation, which provides smart card loyalty programs in an integrated vertical system for its customers, as well as other electronic payment services (merchant services); International Card Establishment ("ICE"), which provides electronic payment services (merchant services); and INetEvents, Inc. ("INET"), a Delaware Corporation, which was dormant in 2006 and 2005..


CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading "Results of Operations" following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of recoverability of long-lived assets and intangible assets, which impacts operating expenses when we impair assets or accelerate their amortization or depreciation.

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

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

The Company provides merchant services to customers for acceptance and processing of electronic payments. Credit card processing fees are recognized as incurred. Sales and cost of sales of equipment are recognized when the equipment is provided and the customer accepts responsibility for the payment of the equipment.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after December 15, 2005, for small business issues. The Company adopted SFAS 123R in the first quarter 2006. The adoption of SFAS No. 123 (revised 2004) had a significant impact on the Company's financial position and results of operations as the Company had share-based payments in 2006.

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an Amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders' election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an Amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our financial condition or results of operations.

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008. We do not expect that the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2005

Results of operations consist of the following (note - 2005 has been adjusted for the sale of Global Tech Leasing):


                            December 31, 2006     December 31, 2005    Difference    %

Net Revenues                    10,765,826            5,644,079         5,121,747   91
Cost of Revenues                7,157,403             3,784,241         3,373,162   89
Gross Profit                    3,608,423             1,859,837         1,748,586   94

Operating, General and
   Administrative Costs         6,515,470             4,981,449        1,534,021    31
Net Operating Loss             (2,907,047)           (3,121,611,)        214,564    (7)



Net revenues increased by 91% from 2005 to 2006 mainly due to the increased number of merchants utilizing our payment processing and gift and loyalty services.

The 89% increase in cost of revenues is directly related to the increase in merchant accounts and the recording of interchange expense which increases with the overall dollar volume of credit card transactions processed on behalf of our merchants.

Operating, general and administrative costs increased by $1,326,686, or 27%, mainly due to the costs incurred to support a 91% increase in Net Revenues, which were offset by approximately $223,000 savings in rent, insurance, telephone and utilities.

The change in position of cash, accounts payable and accrued expenses, and accounts receivable consist of the following (note - 2005 has been adjusted for the sale of Global Tech Leasing) :


                         December 31, 2006     December 31, 2005     Difference      %

Cash                         $157,528              $  748,040        $ (590,512)   (78.9)

Accounts Payable and
   Accrued Expenses          $865,336              $1,099,866        $ (234,529)   (4.21)

Accounts Receivable          $ 87,706              $  518,230        $   15,545      3.1



Cash decreased 78.9% due to the acquisition costs incurred for the purchase of portfolios plus payments for accounts payable.

Approximately $230,000 of outstanding accounts payable and accrued expenses were paid off and an additional $156,000 of accounts payable were converted to a note payable.

Management believes that it is moving toward sustained profitability. We had a net loss of $(3,813,309 ) for the six month period ending June 30, 2006. This loss included $207,000 in restructuring costs which were part of a plan to reduce overhead and increase overall margins. As part of the plan we consolidated operations in our Camarillo, California facility; downsized our Irvine, California facility; reduced overall headcount; and adjusted pricing for our payment processing and gift and loyalty services. The foregoing actions were positive and we recorded our first profitable quarter in history with net income of $29,278 for the three month period ending September 30, 2006. This trend continued into the fourth quarter in which we recorded net income of $28,957 for the three month period ending December 31, 2006. In order to achieve sustained profitability we believe that we must continue to grow our independent outside agent base and find strategic alliances which will enable us to reach more small to medium sized merchants. In the fourth quarter of 2006 we initiated a recruiting and training program designed to increase our independent outside agent base and are actively pursuing strategic alliances to reach our target merchants. These initiatives will increase our overall expenses in the short term, but should result in greater growth in long term revenue. Our plan to attain sustained profitability and meet cash flow needs going forward is as follows:

1. Management believes that the increase in revenue we have experienced will continue as a result of the operations of its subsidiaries, ICE , and NEOS.

2. We are actively seeking additional financing to implement measures that Management believes will increase our overall revenue and operating margins. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

3. We are seeking to control overall operating expenses while increasing our gross revenue through the expansion of our independent outside agent base and strategic alliances designed to reach more of our target merchants.

LIQUIDITY AND CAPITAL RESOURCES

We are currently seeking to expand our merchant services offerings in bankcard and gift and loyalty. In addition, we are actively recruiting and training additional independent outside agents and investigating strategic alliance business opportunities; accordingly we will require additional capital to complete these undertakings and to pursue additional business opportunities.

We have financed our operations during the year primarily through the receipt of proceeds from the sale of Global Tech Leasing subsidiary, the draw of $510,000 on our line of credit, sales of common stock and use of cash on hand.

We had $157,528 cash on hand as of December 31, 2006 compared to $748,000 cash on hand as of December 31, 2005. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and planned expansion. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

ITEM 7. FINANCIAL STATEMENTS.


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006
                                DECEMBER 31, 2005

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

   Consolidated Balance Sheets                                               F-2

   Consolidated Statements of Operations                                     F-3

   Consolidated Statements of Stockholders' Equity                           F-5

   Consolidated Statements of Cash Flows                                     F-6

   Notes to Consolidated Financial Statements                             F-8-18
________________________________________________________________________________

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders' of International Card Establishment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of International Card Establishment, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statement of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Card Establishment, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


MENDOZA BERGER & COMPANY, LLP



Irvine, California
March 29, 2007



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,     December 31,
                                                                                                2006             2005
                                                                                       _____________     ____________
                                     ASSETS

CURRENT ASSETS
     Cash                                                                              $     157,528     $    748,040
     Accounts receivable, trade, net of allowance of $280,595 and $31,731
        as of December 31, 2006 and 2005, respectively                                        87,705          495,069
     Assets held for sale, net of related liabilities of $165,470                                  -        2,690,354
     Inventory                                                                                71,709           50,684
     Other receivables                                                                       372,995          113,647
     Prepaid assets                                                                                -          350,469
                                                                                       _____________     ____________
            Total current assets                                                             689,937        4,448,263
                                                                                       _____________     ____________

NOTE RECEIVABLE                                                                               15,154                -
FIXED ASSETS, net of accumulated depreciation of $2,222,776 and $1,235,109
     as of December 31, 2006 and 2005, respectively                                          859,551        1,837,897
INTANGIBLE ASSETS                                                                          5,270,141        3,690,052
GOODWILL                                                                                      87,978           87,978
OTHER NON-CURRENT ASSETS                                                                     117,818          136,327
                                                                                       _____________     ____________

                   Total assets                                                        $   7,040,579     $ 10,200,517
                                                                                       =============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                  $     256,908     $    651,560
     Accrued expenses                                                                        608,428          448,306
     Current portion of notes payable                                                        104,473          506,933
     Current portion of notes payable, related parties                                       480,000                -
     Line of credit, related parties                                                         510,629        1,564,650
     Current portion of capital lease                                                         19,775                -
     Due to related party                                                                          -           76,333
                                                                                       _____________     ____________

            Total current liabilities                                                      1,980,213        3,247,782

NOTES PAYABLE, RELATED PARTY, net of current portion                                         360,000                -
NOTES PAYABLE, LONG TERM                                                                      42,613                -
LONG-TERM PORTION OF CAPITAL LEASE                                                            63,849                -
                                                                                       _____________     ____________

                   Total liabilities                                                       2,446,675        3,247,782

COMMITMENTS & CONTINGENCIES                                                                        -                -

STOCKHOLDERS' EQUITY
     Preferred stock: $.01 par value; authorized 10,000,000 shares;
        issued and outstanding: 58,500 and 62,000 shares at
        December 31, 2006 and 2005, respectively                                                 585              620
     Common stock: $.0005 par value; authorized 100,000,000 shares;
        issued and outstanding: 33,951,698 and 29,337,392 shares
        at December 31, 2006 and 2005, respectively                                           16,976           14,669
     Common stock subscribed                                                                 100,064                -
     Additional paid-in capital                                                           19,281,810       17,987,902
     Accumulated deficit                                                                 (14,805,531)     (11,050,456)
                                                                                       _____________     ____________
            Total stockholders' equity                                                     4,593,904        6,952,735
                                                                                       _____________     ____________

                   Total liabilities and
                   stockholders' equity                                                $  7 ,040,579     $ 10,200,517
                                                                                       =============     ============

See Accompanying Notes to Consolidated Financial Statements.




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Years ended
                                                       December 31,     December 31,
                                                               2006             2005
                                                      _____________    _____________

Revenues:
Merchant services revenues                            $  10,922,610    $   5,688,096
Less:  sales returns and allowances                        (156,784)         (44,018)
                                                      _____________    _____________
   Net revenue                                           10,765,826        5,644,078

Cost of revenue:
   Commissions                                            1,245,800        1,465,681
   Cost of sales                                          5,911,603        2,318,560
                                                      _____________    _____________

        Cost of revenue                                   7,157,403        3,784,241
                                                      _____________    _____________

           Gross profit                                   3,608,423        1,859,837
                                                      _____________    _____________


Operating, general, and administrative expenses:
   General, administrative and selling expenses           5,286,889        3,984,771
   Restructuring charges                                    207,335                -
   Depreciation                                           1,021,246          996,678
                                                      _____________    _____________
           Total operating, general, and
           administrative expenses                        6,515,470        4,981,449
                                                      _____________    _____________


           Net operating loss                            (2,907,047)      (3,121,612)

Non-operating income (expense):
   Interest income                                              664           14,630
   Interest expense                                        (131,855)        (107,480)
                                                      _____________    _____________

           Total non-operating(loss)                       (131,191)         (92,850)
                                                      _____________    _____________

   Net loss before discontinued operations               (3,038,238)      (3,214,462)

Discontinued operations:
   Loss from operations of discontinued segment
    (including loss on disposal of $543,069)               (516,993)      (1,110,683)
                                                      _____________    _____________

   Net loss before preferred dividends                   (3,555,231)      (4,325,145)

   Dividends paid on preferred shares                       199,844        1,078,827
                                                      _____________    _____________

   Net loss allocable to common shareholders          $  (3,755,075)    $ (5,403,972)
                                                      =============     ============






             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (CONTINUED)


                                                               Years ended
                                                       December 31,     December 31,
                                                               2006             2005
                                                      _____________    _____________

   Earnings per share from continuing operations      $       (0.10)    $      (0.11)
                                                      =============     ============
   Earnings per share from discontinued operations    $       (0.02)    $      (0.04)
                                                      =============     ============
   Earnings per share                                 $       (0.12)    $      (0.18)
                                                      =============     ============
   Average number of shares
   of common stock outstanding                           30,916,668       29,273,746
                                                      =============     ============

   Dividends Per Share                                $        3.42      $     17.40
                                                      =============     ============

See Accompanying Notes to Consolidated Financial Statements.




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                      Common or
                                Preferred Stock       Common Stock       Additional    Preferred
                              _________________   ___________________     Paid-In        Stock       Accumulated
                                Shares   Amount     Shares     Amount     Capital     Subscribed       Deficit       Total
                              _________________   ___________________   ___________   ___________    ___________   ___________

Balance, December 31,
   2004                           62,000  $ 620   28,408,150  $14,204   $17,347,352   $(1,780,920)   $(5,646,484)   $9,934,772
                              ==========  =====   ==========  =======   ===========   ===========    ===========    ==========

Preferred stock
   Subscription receiv-
   able, net of professional
   fees                                                                                 1,780,920                    1,780,920
Shares issued to reset
   funding of 2004 Private
   Placement                                         929,242      465          (465)                                         -
Professional fees                                                           (55,459)                                   (55,459)
Beneficial Conversion
   Feature on Sept 2004
   Financing                                                                304,016                     (304,016)            -
Beneficial Conversion
   Feature on Dec 2004
   Financing                                                                392,458                     (392,458)            -
Preferred stock
   dividend                                                                                             (382,353)     (382,353)
Net loss, December 31,
   2005                                                                                               (4,325,145)   (4,325,145)
                              _________________   ___________________   ___________   ___________    ___________   ___________

Balance, December 31,
   2005                           62,000   $620   29,337,392  $14,669   $17,987,902            -    $(11,050,456)   $6,952,735

Common stock subscribed                                                                   100,064                      100,064
Preferred stock dividend                                                                                (199,844)     (199,844)
Preferred stock dividend
   paid via common stock                           1,450,973      725       233,347                                    234,072
Legal settlement                                      80,000       40        21,560                                     21,600
Common stock sold at
   $0.10 per share                                 2,150,000    1,075       213,925                                    215,000
Stock based compensation                                                    825,508                                    825,508
Conversion of preferred
   shares to common shares        (3,500)   (35)     933,333      467          (432)                                         -
Net loss, December 31, 2006                                                                           (3,555,231)   (3,555,231)
                              _________________   ___________________   ___________   ___________    ___________   ___________
Balance, December 31,
    2006                          58,500   $585   33,951,698  $16,976   $19,281,810   $   100,064   $(14,805,531)   $4,593,904
                              =================   ===================   ===========   ===========   ============    ==========


See Accompanying Notes to Consolidated Financial Statements.




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Years ended
                                                        December 31,     December 31,
                                                                2006             2005
                                                        ____________     ____________

Cash Flows From
Operating Activities:

    Net loss                                             $(3,555,231)     $(4,325,145)
    Loss from discontinued operations                        543,069                -
    Restructuring charges                                    207,335                -
    Early termination of lease costs                               -       (1,914,435)
    Impairment charges related to goodwill and
       intangible assets                                           -        1,206,402
    Depreciation                                           1,021,246        1,000,016
    Allowance for doubtful accounts                          248,864           12,925
    Accumulated depreciation of sold asset                         -          (15,799)
    Common stock subscribed for salaries                      43,064                -
    Stock issued for consulting fees                          21,600                -
    Compensation for stock awards                            825,508                -
    Non-cash advancements from line of
       credit, related party                                 533,221                -
    Other non-cash items, net                                 30,269                -
    Non-cash items due to
       discontinued operations                                26,623                -
    Adjustments to reconcile net loss to cash
         used in operating activities:
    Changes in assets and liabilities
      Decrease(increase) in accounts receivable              158,500          (78,288)
      Decrease in finance lease receivable                         -           49,818
      Decrease(increase) in inventory                        (21,025)         112,488
      Decrease(increase) in other receivables               (259,348)         335,300
      Decrease(increase) in prepaid expenses                 343,848         (333,683)
      Decrease(increase) in other non-current assets           5,810         (104,982)
      (Decrease) increase in accounts payable               (120,378)         184,946
      (Decrease) increase in accrued expenses                (66,793)        (250,897)
                                                        ____________     ____________

         Net cash (used in) operating activities             (13,818)      (4,121,334)
                                                        ____________     ____________

Cash Flows From Investing Activities:
    Acquisitions, net of attrition                          (483,089)        (467,567)
    Purchase of equipment                                    (35,310)         (86,254)
    Proceeds from the sale of discontinued segment           701,443                -
    Issuance of notes receivable                             (15,000)               -
    Proceeds from leases sold                                      -       10,757,697
    Cost of leases purchased                                       -       (8,843,262)
                                                        ____________     ____________

         Net cash provided by investing activities           168,044        1,360,614
                                                        ____________     ____________





              INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                                                                 Years ended
                                                        December 31,     December 31,
                                                                2006             2005
                                                        ____________     ____________
Cash Flows From Financing Activities:
    Related party payables, net                              (76,333)          79,705
    Proceeds from notes payable                                    -          500,000
    Proceeds from line of credit, related party              447,600                -
    Payments on capital lease                                 (9,376)               -
    Payments on notes payable, related party                (200,000)        (556,860)
    Payments on notes payable                               (651,436)          (6,911)
    Payments on line of credit, related party               (470,192)               -
    Preferred dividends paid                                       -         (348,126)
    Proceeds from sale of preferred stock                          -        1,725,461
    Proceeds from sale of common stock                       215,000                -
                                                        ____________     ____________

         Net cash (used in) provided by
            financing activities                            (744,737)       1,393,269
                                                        ____________     ____________

         Net decrease in cash                               (590,511)      (1,367,451)

Cash, beginning of period                                    748,040        2,115,491
                                                        ____________     ____________

Cash, end of period                                      $   157,528     $    748,040
                                                        ============     ============
Supplemental Cash Flow Disclosures:
 Cash paid for interest                                  $   113,526     $     70,186
                                                        ============     ============

 Cash paid for income taxes                              $         -     $          -
                                                        ============     ============


Supplemental Schedule of Non-cash Investing and Financing Activities:
 Calculated beneficial conversion feature associated
    with September 2004 financing issuance in 2005       $         -     $    304,106

 Calculated beneficial conversion feature associated
    with December 2004 financing issuance in 2005        $         -     $    392,458

 Notes payable reclassified from accounts payable        $   291,589     $          -

 Capital lease, accounting software                      $    93,000     $          -

 Merchant portfolio's purchased through
   common stock subscription                             $    57,000     $          -

 Merchant portfolio's purchased through
   related party notes payable                           $ 1,040,000     $          -

 Payment of accrued preferred stock dividend
   with common stock; accrual December 2005-June 2006    $   234,073     $          -

 Abandonment of fixtures due to relocation               $     5,131     $          -

 Preferred share dividends paid via common stock         $   199,844     $          -


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

The Company's subsidiary, GlobalTech Leasing ("GLT"), a California corporation, which provides lease funding for equipment supplied by the Company to its customers, as well as numerous other unrelated merchant service providers, was disposed of in 2006. GTL comprised the Company's entire Leasing Services segment of the Company.

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

CASH
For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2006 and 2005, respectively.

CONCENTRATIONS
The Company maintains cash balances at several financial institutions in California. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2006 and 2005 the Company had one account in excess of the $100,000 insured amount.

Due to the number of customers that we process credit card transactions for we are not dependant on a limited number of customers for the generation of revenues.

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

FIXED ASSETS
Furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. Leased assets qualifying for capital lease treatment have been included in the Fixed Assets and related Accumulated Depreciation amounts in these financial statements. Leased assets consist of laptops and accounting software, which are amortized in accordance with the Company's other fixed assets.

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

FAIR VALUE
The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivables, net, accounts payable, and accrued expenses approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

GOODWILL AND INTANGIBLES
Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations. In 2006, the Company's annual goodwill impairment test did not identify an impairment. In 2005, the Company's annual goodwill impairment test identified an impairment to goodwill amounting to $245,832.

The Company capitalizes intangible assets such as the purchase of merchant and gift loyalty accounts from portfolio acquisitions (i.e. the right to receive future cash flows related to transactions of these applicable merchants) (See
Note 5). Annually, the Company performs a census of merchant accounts received in such acquisitions, analyzing the expected cash flows, and adjusts the intangible asset accordingly. In 2006, the Company purchased merchant and gift card portfolios of approximately $1,825,177 and $25,720 respectively, that were not related to a business combination or acquisition; at December 31, 2006 the Company recognized direct write offs of $229,228. In 2005, the Company purchased merchant portfolios totally $485,570 that were not related to a business combination or acquisition; at December 31, 2005, the Company recognized direct write offs of $18,003. All direct write offs were based on census performed at period end.

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

If the embedded derivative instrument is determined not to be clearly and closely related to the host contract, is not currently measured at fair value with changes in fair value reported in earnings, and the embedded derivative instrument would qualify as a derivative instrument, the embedded derivative instrument is recorded apart from the host contract and carried at fair value with changes recorded in current-period earnings. As of December 31, 2006 and 2005 we determined that none of our embedded financial instruments qualified for this treatment and that the embedded instruments qualified for the derivative accounting exemption as they are both indexed to our stock and classified in the stockholders' equity section of our consolidated balance sheets. We have accounted for any calculated beneficial conversion feature as either interest expense or dividends paid, based on the nature of the host contract.

REVENUES
The Company provides merchant services and customer support for merchants and other Merchant Services providers. Revenues are recognized as customer services are provided.

The Company provides merchant services to customers for acceptance and processing of electronic payments. Credit card processing fees are recognized as incurred. Sales and cost of sales of equipment are recognized when the equipment is provided and the customer accepts responsibility for the payment of the equipment.

ADVERTISING
Advertising costs are charged to operations as incurred. Advertising costs for the years ended December 31, 2006 and 2005 were $551 and $129,404, respectively.

RECLASSIFICATION
Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation. Specifically in the prior period, the assets, liabilities and incomes of GTL have been reclassified in the prior period as Asset Held for Sale, net and Discontinued Operations.

NEW ACCOUNTING PRONOUNCEMENTS In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after December 15, 2005, for small business issues. The Company adopted SFAS 123R in the first quarter 2006. The adoption of SFAS No. 123 (revised 2004) had a significant impact on the Company's financial position and results of operations as the Company had share-based payments in 2006.

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

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an Amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders' election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an Amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our financial condition or results of operations.

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"). "). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption, FIN 48 requires an adjustment to retained earnings for the initial cumulative effect of the interpretation. We are continuing to review and evaluate the impact of FIN 48 on our retained earnings.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008. We do not expect that the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.


NOTE 2. NOTE RECEIVABLE

The Company issued $15,000 as a note receivable between September and October 2006. This receivable bears interest to the Company at 4% per annum compounded monthly. As of December 31, 2006, the Company has accrued $154 in interest income. Repayments of this note receivable begin February 2007. Repayments take the form of retention of merchant portfolio's and crediting 50% of the residuals due to the debtor.


NOTE 3.  ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

On May 10, 2006, the Company entered in an Agreement and Plan of Merger to sell its subsidiary GlobalTech Leasing, Inc. ("GTL") to an independent third party for $2,500,000 consisting of $808,943 in cash and $1,691,057 of debt assumption. The assets sold consisted primarily of cash, property and equipment. Subsequent to the disposition of GTL, management determined that approximately $158,000 of the $2,500,000 was not recoverable from the acquirer, resulting in a total $701,443 received in cash and $1,640,625 in debt assumption. We have increased our loss from discontinued operations by this amount.

GTL comprised the Company's entire Leasing Services segment of the Company. Leasing income subsequent to the sale totaled $256,384 through December 31, 2006.

The Loss on Discontinued Operations includes $26,076 of earnings in 2006 through the date of disposal. GTL's sales through May 9, 2006, and for the year ended December 31, 2005 were $301,894 and $1,194,435 respectively. Loss on the disposal totaled $543,069.

The resulting income from operations of this discontinued segment, adjusted for the total loss on the disposal, are pre-tax as the Company has reoccurring net losses and determined that there would not be an effective tax result.

 The following is a summary of the net assets at December 31, 2005.

                                   DECEMBER 31, 2005

Finance Lease Receivable              $    23,162
Prepaid Expenses                            6,621
                                      ___________
        Total Current Assets               29,783
Property and Equipment (net)                3,959
Intangible assets                       1,330,000
Goodwill                                1,492,352
                                      ___________
Total Assets                          $ 2,856,094
                                      ===========
Total Liabilities                     $   165,740
                                      ===========
Asset held for sale                   $ 2,690,354
                                      ===========

NOTE 4. FIXED ASSETS

Fixed assets and accumulated depreciation consists of the following:

                                                        Years ended
                                             December 31,     December 31,
                                                     2006             2005**
                                             ____________     ____________

Furniture and fixtures                       $     14,750     $     60,713
Equipment and machinery                           231,257          175,973
Software                                        2,836,320        2,836,320
                                             ____________     ____________
         Subtotal                               3,082,327        3,073,006
Accumulated Depreciation                       (2,222,776)      (1,235,109)
                                             ____________     ____________
                                             $    859,551     $  1,837,897
                                             ============     ============

**Adjusted for discontinued GLT business segment.


NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill and Intangible assets were purchased with the acquisition NEOS Merchant Solutions, Inc. The purchase price allocation at fair market values included values assigned to intangible assets and a portion allocated to goodwill. The Company has determined that the intangibles purchased have an indefinite useful life except as noted below. The provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", require the completion of an annual impairment test with any impairment recognized in current earnings.

The Company hired an outside appraisal to assist in the determination of any impairment in intangibles or goodwill for both 2006 and 2005. We have determined that at present the NEOS tradename has an indefinite live, which have been included in the Company's annual impairment analysis. The Company determined that an impairment to the assigned value had occurred at December 31, 2005 as previously disclosed. In 2006, the Company completed impairment analysis that resulted in no impairment.

The Company's intangible assets consisted of the following:

                                        December 31,
                                   2006               2005**
                              _____________      _____________

Merchant portfolios           $   4,809,421      $   3,255,052
Tradename                           435,000            435,000
Gift card portfolios                 25,720                  -
                              _____________      _____________
                              $   5,270,141      $   3,690,052
                              =============      =============

Goodwill                      $      87,978      $      87,978
                              =============      =============

**Adjusted for discontinued GLT business segment.

NOTE 6. ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                    Years ended
                                         December 31,     December 31,
                                                 2006             2005**
                                        _____________     ____________

Wages payable                           $     249,688    $     161,912
Customer deposits                              43,215          131,644
Accrued expenses, other                        51,823           28,199
Accrued interest                               18,328           34,493
Preferred stock dividends payable                   -           34,227
Sales taxes payable                            23,454           57,831
Reserve for chargebacks                       221,920                -
                                        _____________     ____________
                                        $     608,428     $    448,306
                                        =============     ============

**Adjusted for discontinued GLT business segment.


NOTE 7. NOTES AND LEASES PAYABLE

Notes and leases payable consist of the following:

                                                                          Years ended
                                                               December 31,     December 31,
                                                                       2006             2005
                                                               ____________     ____________

Note payable, at 8.5% for International Card Establishment,
    for use in working capital, due on June 30, 2006           $         -      $    125,000
Note payable, at 8.5% for International Card Establishment,
    for use in working capital, due on June 30, 2006                     -           375,000
Notes payable, capital lease obligation
    to acquire computer equipment                                     2,202            6,933
Notes payable, at 6% interest, due May 2008                         102,271                -
Lease payable, capital lease obligation
    to acquire accounting system, at 12%
    due January 2011                                                 19,775                -
                                                               ____________     ____________

Current notes and leases payable                               $    124,248     $    506,933
                                                               ============     ============

Note payable, at 8% interest, in acquisition of NEOS
    Merchant Solutions, Inc., due on January 1, 2006           $          -     $    300,000
Note payable, at 8% interest, in acquisition of NEOS
    Merchant Solutions, Inc., due on June 30, 2006                        -        1,264,650
Notes payable, at 6% interest, due May 2008                          42,613                -
Lease payable, capital lease obligation
    to acquire accounting system, at 12%
    due January 2011                                                 63,849                -
                                                               ____________     ____________

Noncurrent notes and leases payable                            $    106,462     $  1,564,650
                                                               ============     ============


The Company entered into a lease agreement for a new accounting system for $93,000. The lease commenced February 2006 and extends through January 2011.

The Company is required to make the following principal payments on its total debt and lease obligations (including related party debt see Note 12) :

     Year Ended December 31,           Principal Payments
                                       __________________
     2007                              $          604,247
     2008                                         420,754
     2009                                          20,494
     2010                                          23,154
     2011                                           2,061
     Thereafter                                         -
                                       __________________
     Total                             $        1,070,710
                                       ==================

NOTE 8. RESTRUCTURING CHARGES

Due to the Company's continued losses, we critically reviewed all locations and closed non-profitable locations where appropriate. Due to this we have reported Restructuring Charge in our in Statement of Operations of $207,335 for the year ending December 31, 2006.

The Company consolidated locations and moved the majority of its operations to its Camarillo location. This process was completed in the third quarter of 2006.

All items identifiable for this restructuring at December 31, 2006 have been expensed and consist of:

     Payroll and benefits                                $           80,031
     Office closure and early lease termination                      85,156
     Transitional staff housing and other                            42,148
                                                         __________________
     Total                                               $          207,335
                                                         ==================

NOTE 9. STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares of common shares with par value of $0.0005 and 10,000,000 shares of serial preferred stock with a par value of $0.01.

In April 2004, the Company approved a private placement of Common Stock to raise up to $3,000,000. The Company issued 4,415,076 shares of stock at $0.63 per share. Each share of common stock included warrants, "A Warrants" and "B Warrants", respectively. One (1) A Warrant was issued for each two (2) shares of common stock issued. The per A Warrant Share exercise price to acquire a Warrant share is $0.51, retroactively adjusted due to additional equity financing in 2004 in accordance with the private placement agreement. A Warrants were exercisable until a registration statement has been effective for approximately 180 days. One (1) B Warrant was issued for each one (1) share of common stock issued. The per B Warrant Share exercise price to acquire a Warrant share is $0.75, retroactively adjusted due to additional equity financing in 2004 in accordance with the private placement agreement. B Warrants are exercisable for five years from the Closing Date of the subscription agreement. As of December 31, 2004 the Company issued 2,207,541 A Warrants and 4,415,076 B Warrants in connection with this private placement. As of December 31, 2005, 2,207,541 of A Warrants have expired unexercised.

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

In 2006, the Company has the following common stock transactions:

o Issued $100,064 of common stock subscriptions, $43,064 were for accrued salaries

o    Issued 1,450,973 of common stock for preferred share dividends.

o    Issued 80,000 of common stock relating to a legal settlement.

o    Issued 2,150,000 of common stock for a cash offering.

PREFERRED STOCK
On September 13, 2004, the Company completed an agreement to sell 30,000 shares of Series A Convertible Preferred Stock at $100 per share for $3,000,000. The Preferred Stock is convertible into shares of the Company's common stock at a conversion price equal to 85% of the market price, subject to a $.375 per share floor and $.47 ceiling price. In addition, the Investors received an aggregate of 3,754,692 warrants to purchase shares of the Company's common stock at an exercise price of $0.47 for 50% of the warrants and $0.75 for the remaining 50% of the warrants. Of the 3,754,692 warrants, 2,478,098 were issued in 2004 and 1,276,594 were issued in 2005. Both sets of warrants expire on September 13, 2007.

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

Additionally, in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and EITF 00-27, the Company determined that a beneficial conversion feature existed at the commitment date. As disclosed in the preferred shares Certificate of Designation (as filed with the SEC), the shareholder does not have a mandatory hold period and that the conversion is at the option of the shareholder. As such the Company charged the full amount of the calculated beneficial conversion feature to Dividends Paid as a return of capital. This amounted to $304,016 in December 31, 2005.

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

On December 3, 2004, the Company completed an agreement to sell 32,000 shares of Series A Convertible Preferred Stock at $100 shares for $3,200,000. The Preferred Stock is convertible into shares of the Company's common stock equal to 85% of the market price, subject to a $.375 per share floor and $.47 ceiling price. In addition, the Investors received an aggregate of 8,010,012 warrants to purchase shares of the Company's common stock at an exercise price of $0.47 for 50% of the warrants and $0.75 for the remaining 50% of the warrants. Of the 8,010,012 warrants, 5,286,608 were issued in 2004 and 2,723,404 were issued in 2005. Both sets of warrants expire on December 3, 2007.

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

Additionally, in accordance with EITF 98-5 and EITF 00-27, the Company determined that a beneficial conversion feature existed at the commitment date. As disclosed in the preferred shares Certificate of Designation (as filed with the SEC), the shareholder does not have a mandatory hold period and that the conversion is at the option of the shareholder. As such the Company has charged the full amount of the calculated beneficial conversion feature to Dividends Paid as a return of capital. This amounted to $392,458 as of December 31, 2005.

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

In February 2005, the Company received the remaining proceeds in association with the 2004 preferred shares transactions amounting to $1,725,461, net of $55,459 in financing fees.

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

o    Voting Rights: None

o Conversion Rights: Series A Preferred Stock may, at the option of the holder, be converted at any time or from time to time into fully paid and non-assessable shares of Common Stock at the conversion rate in effect at the time of conversion, provided, that a holder of Series A Preferred Stock at any given time convert only up to that number of shares of Series A Preferred Stock so that, upon conversion, the aggregate beneficial ownership of the Corporation's Common Stock is not more than 9.99% of the Corporation's Common Stock then outstanding. The "Conversion Price" per share for the Series A Preferred Stock shall be equal to Eighty-Five percent (85%) of the Market Price, rounded to the nearest penny; in no event shall the Conversion Price be less than $0.375 per share (the "Floor Price") or exceed $0.47 (the "Ceiling Price").

o Reservation of Stock Issuable Upon Conversion: The Corporation shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock, solely for the purpose of effecting the conversion of the shares of the Series A Preferred Stock 15,000,000 shares of Common Stock.

As disclosed above in Note 6, the Company accrued for Preferred Stock Dividends $ 0 and $34,227 as of December 31, 2006 and 2005, respectively. In the second quarter of 2006, the Company amended the preferred share agreements above with the shareholders to remove the dividend preference. Consideration for all dividends accrued as of June 22, 2006 were paid via issuance of 1,450,973 shares of the Company's common stock. Total dividends accrued and paid (cash and stock issuance), inclusive of the beneficial conversion accounted for as preferred dividends, totaled $199,844 and $1,078,827 as of December 31, 2006 and 2005, respectively.

As of December 31, 2006, 3500 shares of preferred stock have been converted to 933,333 shares of common stock.

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

NOTE 10. SHARE OPTION PLAN

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

                                                2006
                                         _______________

     Expected volatility                 183.39%-189.44%

     Weighted-average volatility                  45.92%

     Expected dividends                  $             -

     Expected term (in years)                      2-4.5

     Risk-free rate                        4.625%-4.875%

A summary of option activity under the Plan as of December 31, 2006, and changes during the period then ended is presented below:

                                                                      Weighted-
                                                        Weighted-     Average
                                                         Average      Remaining       Aggregate
                                                        Exercise      Contractual     Intrinsic
Options                                    Shares         Price       Term              Value
_______________________________________________________________________________________________

Outstanding at December 31, 2005
                                             -           $     -

Granted                                   4,370,000      $  0.22

Exercised                                 -              $     -

Forfeited or expired                      (125,000)      $ (0.20)
                                          _________

Outstanding at December 31, 2006          4,245,000      $  0.22          2.2         $ 835,684
                                          =========      =======      ==========      =========

Exercisable at December 31, 2006          4,160,000      $  0.22          2.2         $ 817,876
                                          =========      =======      ==========      =========


A summary of the status of the Company's nonvested shares as of December 31, 2006, and changes during the period ended December 31, 2006 is presented below:

                                                  Weighted-Average
                                                  Grant-Date
Nonvested Shares                     Shares       Fair Value
__________________________________________________________________

Nonvested at December 31, 2005            -                  -

Granted                              85,000           $ 11,448

Vested                                    -                 -

Forfeited                                 -                 -
                                     ______
Nonvested at December 31, 2006       85,000            $11,448
                                     ======

NOTE 11. INCOME TAXES

The consolidated provision for federal and state income taxes for the years ended December 31, 2006 and 2005 are as follows:

                                            2006             2005
                                         __________       ___________

     Current - State                     $    1,000       $     1,000
     Current - Federal                            -                 -
     Deferred - State                      (171,000)         (174,000)
     Deferred - Federal                    (978,000)       (1,108,000)
     Increase in valuation allowance      1,148,000         1,281,000
                                         __________       ___________
     Income tax expense (benefit)        $        -       $         -
                                         ==========       ===========

There were no amounts paid for federal income taxes during the years ended December 31, 2006 and 2005.

The income tax provision differs from the expense that would result from applying statutory tax rates to income before taxes because of certain expenses that are not deductible for tax purposes and the effect of the valuation allowance.

As of December 31, 2006, the Company had federal net operating loss carryforwards of $10,935,000 that can be deducted against future taxable income. These tax carryforward amounts expire as follows:

         December 31, 2022     $    16,000
         December 31, 2023         631,000
         December 31, 2024       3,400,000
         December 31, 2025       3,926,000
         December 31, 2026       2,962,000
                               ___________
              Total            $10,935,000
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

The state operating losses will expire between 2012 and 2016 if not utilized.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, whereby deferred taxes are provided on temporary differences arising from assets and liabilities whose bases are different for financial reporting and income tax purposes. Deferred taxes are attributable to the effects of the following items:

o    Differences in calculating depreciation on property, plant and equipment

o Differences in calculating amortization and/or impairments on intangible assets

o    Allowance for bad debt

o    Tax loss carryforwards

The Company's total deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are as follows:

                                                      2006             2005
                                                   ___________      ___________

     Deferred tax asset - current                  $         -      $         -
     Deferred tax asset - non current                4,618,000        3,433,000
                                                   ___________      ___________
          Total deferred tax asset                   4,618,000        3,433,000
                                                   ___________      ___________

     Deferred tax liability - current                        -                -
     Deferred tax liability - non current             (384,000)        (348,000)
                                                   ___________      ___________
          Total deferred tax liability                (384,000)        (348,000)
                                                   ___________      ___________

     Current deferred tax asset (liability)                  -                -
     Non current deferred tax asset (liability)      4,234,000        3,085,000
                                                   ___________      ___________
          Net deferred tax asset (liability)       $ 4,234,000      $ 3,085,000
                                                   ___________      ___________

     Valuation allowance                            (4,234,000)      (3,085,000)
                                                   ___________      ___________

          Net deferred tax asset (liability)       $         -      $         -
                                                   ===========      ===========

SFAS No. 109 specifies that deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance increased $ 1,148,000 and $1,673,000 during the years ended December 31, 2006 and 2005, respectively, based upon management's expectation of future taxable income. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the net deferred tax asset will be recognized in the future. Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                                   DECEMBER 31,     DECEMBER 31,
                                                       2006             2005
                                                   ____________     ____________

     Statutory federal tax (benefit) rate            (35.00)%         (34.00)%
     Statutory state tax (benefit) rate               (5.83)%          (5.83)%
                                                     ______           ______
     Effective income tax rate                       (40.83)%         (39.83)%
                                                     ______           ______

     Valuation allowance                              43.84%           39.83%
                                                     ______           ______
     Effective income tax rate                         0.00%            0.00%
                                                     ______           ______

NOTE 12. RELATED PARTY TRANSACTIONS

On September 30, 2006, the Company entered into an agreement for a revolving line of credit worth $1,000,000 with Worldwide Business Services Group to be used primarily for working capital. As of December 31, 2006 the balance due on the line was $510,629. In the third quarter, the CEO of Worldwide Business Services Group became the Company's General Manager. Due to this, we have reflected the outstanding line of credit as related party.

Related party bonuses paid during the year ending December 31, 2006 totaled $179,275.

Amounts due to and from related parties are interest free and paid in the normal course of business.

The Company also purchased merchant portfolios from a related party for $1,040,000. Payments of $40,000 are required for 26 months. This note contains interest of 6% per annum.

NOTE 13. COMMITMENTS AND CONTINGENCIES

On October 1, 2002, the Company entered into a five-year software license agreement for software pertaining to the gift and loyalty program. License fees are $400 per month for the first two years, with the final three years to be renegotiated in 2004. This agreement was terminated in February 2005. There were no minimum monthly licensing payments in 2006 compared to the $400 for licensing fees in December 31, 2005.

The Company's existing $500,000 line of credit, entered into in December 2005, was extinguished in July 2006. In July 2006, the Company entered into another line of credit agreement with the same vendor for $2,000,000. At the time of extinguishment the Company had not drawn down on the line of credit and no balance was outstanding. As of December 31, 2006 the Company has not drawn on the line of credit.

The Company issued 80,000 shares of its Common Stock to Aries Equity Corporation pursuant to a Settlement Agreement and Mutual Release to resolve a dispute between the parties relating to a 2004 Agreement.

The Company is engaged in various non-cancelable operating leases for office facilities and equipment. Under the related lease agreements, the Company is obligated to make monthly payments ranging from $159 to $3,646, with expiration dates through January 2011.

Minimum future lease obligations for the five years immediately following the balance sheet date are as follows:

     2007                                          $  72,071
     2008                                             14,002
     2009                                             10,060
     2010                                              8,253
     2011                                              6,961
                                                   _________

     Total future minimum lease commitments        $ 111,347
                                                   =========

In 2005, the Company was engaged in an operating lease for a sales office. Under the term of the lease agreement, the Company is obligated to make minimum monthly payments of $2,579 with an expiration date through August 2009. This lease was terminated in 2006.

The company leases its facilities for a total of $5,877 per month. Our current offices are located in Lake Forest and, Camarillo, California. In 2005, the company had a lease and sublease agreement in Cincinnati, Ohio for a net of $914 per month. Total lease costs for the year ended December 31, 2005 was $273,168. In 2006, the Ohio lease was terminated.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The members of our board of directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors. Information as to our directors and executive officers is as follows:


     Name                Age                      Position
     __________________________________________________________________

     William Lopshire     43     Chief Executive Officer, Secretary and
                                 Director

     Jeff Cox             43     Director

     Cecille Clayvielle   56     Chief Financial Officer

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

JEFF COX, Director. Mr Cox is the owner of Vanguard Printing in Oxnard California, a full service commercial printer, and currently serves as its President and Chief Executive Officer. Mr. Cox graduated in 1987 from Westmont College with a degree in Religious Education and graduated from Denver Seminary in Christian Education with a Masters of Divinity degree in 1990.

CECILLE CLAYVIELLE, Chief Financial Officer. Ms. Clayvielle has over ten years of public accounting experience specializing in small businesses as well as eight years in the private sector. Prior to joining the Company, Ms. Clayvielle has been employed in various accounting and managerial positions at small to medium sized companies including Powerboat Magazine, Data Exchange Corporation and iQstor Networks, Inc. all based in the Ventura County. Ms. Clayvielle served as the Accounting Manager for iQstor Networks, Inc. from May 2006 to September 2006 and was employed by Data Exchange Corporation from December 2000 to April 2006. Ms. Clayvielle holds a Bachelor of Science in Commerce with a concentration in accounting from Notre Dame University, Philippines, where she graduated with honors in March 1977. In 1978, Ms. Clayvielle obtained her CPA certificate from the Philippines and is currently a member of the Institute of Management Accountants.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file. Based solely upon our review of copies of Forms 3, 4 and 5, and any subsequent amendments thereto, furnished to the Company by our directors, officers and beneficial owners of more than ten percent of our common stock, we are not aware of any Forms 3, 4 and/or 5 which certain of our directors, officers or beneficial owners of more than ten percent of our common stock that, during our fiscal year ended December 31, 2006, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934

CODE OF ETHICS.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following tables set forth for the fiscal year indicated the compensation paid by our company to our Chief Executive Officer and other executive officers with annual compensation exceeding $100,000:

                           SUMMARY COMPENSATION TABLE:
                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

_________________________________________________________________________________________________________________________
                                                           SUMMARY COMPENSATION TABLE
_________________________________________________________________________________________________________________________
                                                                                    Nonqualified
Name and principal                                                 Non-Equity       Deferred
position                                        Stock    Option    Incentive Plan   Compensation   All Other
                            Salary    Bonus     Awards   Awards    Compensation     Earnings       Compensation    Total
                     Year   ($)       ($)       ($)       ($)       ($)              ($)            ($))            ($)

_________________________________________________________________________________________________________________________

William Lopshire      2006   92,770   113,475     0      200,204         0               0              0         406,448
Chief Executive       2005  180,000         0     0            0         0               0              0         180,000
Officer, Director
_________________________________________________________________________________________________________________________
Hugh Wain Swapp
Chief Financial       2006  113,538   113,475     0      200,204         0               0              0         427,218
Officer, Director     2005  180,000         0     0            0         0               0              0         180,000
_________________________________________________________________________________________________________________________
Kjell Nesen           2006   16,615    38,475     0      200,204         0               0              0         255,295
VP of Operations      2005        0         0     0            0         0               0              0               0
_________________________________________________________________________________________________________________________


____________________________________________________________________________________________________________________________________
                                                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
____________________________________________________________________________________________________________________________________
                                                                                                                        Equity
                                                                                                           Equity       Incentive
                                                                                                           Incentive    Plan Awards:
                                                                                                Market     Plan         Market or
                                                                                                Value of   Awards:      Payout Value
                                            Equity                                   Number of  Shares     Number of    of Unearned
                                            Incentive Plan                           Shares     or Units   Unearned     Shares,
                                            Awards:                                  or Units   of Stock   Shares,      Units or
                                            Number of                                of         That       Units or     Other Rights
              Number of     Number of       Securities                               Stock      Have Not   Other        That Have
              Securities    Securities      Underlying                               That Have  Vested     Rights       Not Vested
              Underlying    Underlying      Unexercised                              Not        ($)        That Have    (#)
              Unexercised   Unexercised     Unearned         Option                  Vested                Not Vested
              Options       Options         Options          Exercise   Option       (#)                   (#)
              (#)           (#)             (#)              Price      Expiration
Name          Exercisable   Unexercisable                    ($)        Date

____________________________________________________________________________________________________________________________________
William         1,000,000           0            0              0.21    6-30-2015       0          0          0             0
Lopshire
____________________________________________________________________________________________________________________________________
Hugh Wian       1,000,000           0            0              0.21    6-30-2015       0          0          0             0
Swapp
____________________________________________________________________________________________________________________________________
Kjell Nesen     1,000,000           0            0              0.21    6-30-2015       0          0          0             0
____________________________________________________________________________________________________________________________________


_______________________________________________________________________________________________________________________
                                                             DIRECTOR COMPENSATION
_______________________________________________________________________________________________________________________
           Fees                                       Non-Equity     Non-Equity Deferred
           Earned or                                  Incentive      Compensation Earnings   All
           Paid in     Stock Awards   Option Awards   Plan           ($)                     Other Compensation
           Cash        ($)            ($)             Compensation                           ($)                  Total
Name       ($)                                        ($)                                                         ($)

_______________________________________________________________________________________________________________________
Jeff Cox      0             0               0               0                 0                      0              0
_______________________________________________________________________________________________________________________

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Security Ownership of Certain Beneficial Owners.

The following table sets forth the security and beneficial ownership for each class of our equity securities for any person who is known to be the beneficial owner of more than five percent of the Company as of March 29, 2007.


                Name and              Amount and
                Address of            Nature of
     Title of   Beneficial            Beneficial    Percent
      Class     Owner                 Owner         of Class
     _______________________________________________________

     Common     Charles Salyer        2,250,000      6.63%
                555 Airport Way
                Suite A
                Camarillo, CA 93010

     Common     Randy Simoneaux       2,224,793      6.55%
                555 Airport Way
                Suite A
                Camarillo, CA 93010


The total of our outstanding Common Shares as of March 29, 2007 are held by 100 shareholders of record.

(b) Security Ownership of Management.

The following table sets forth the ownership for each class of our equity securities owned beneficially and of record by all directors and officers of the Company as of March 29, 2007.


                Name and              Amount and
                Address of            Nature of
     Title of   Beneficial            Beneficial    Percent
      Class     Owner                 Owner         of Class
     _______________________________________________________

     Common     William Lopshire           1,600,000       4.71%
                555 Airport Way
                Suite A
                Camarillo, CA 93010

     Common     Jeff Cox                     143,358         *
                555 Airport Way
                Suite A
                Camarillo, CA 93010

     Common     Cecille Clayvielle               -0-         *
                555 Airport Way
                Suite A
                Camarillo, CA 93010

     Common     All Officers and           1,743,358      5.13%
                Directors as a Group
                (Three [3] individuals)

* Less than 1%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

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


31.2        Certification by Chief Financial Officer pursuant to Sarbanes Oxley
            Section 302.

32.1        Certification by Chief Executive Officer pursuant to 18 U.S. C.
            Section 1350.

32.2        Certification by Chief Financial Officer pursuant to 18 U.S. C.
            Section 1350.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $53,887 and $22,635, respectively, for the years ended December 31, 2006 and December 31, 2005.

AUDIT RELATED FEES

The Company did not incur any audited related fees and services not included Audit Fees above for the fiscal year ended December 31, 2006 or 2005.

ALL OTHER FEES

There was no tax preparation fees billed for the fiscal year ended December 31, 2006 or 2005.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE: APRIL 16, 2007



                     INTERNATIONAL CARD ESTABLISHMENT, INC.


By: /s/ WILLIAM LOPSHIRE
    _________________________________________
        William Lopshire
        Chief Executive Officer (Principal
             Executive Officer), Secretary
             and Director


By: /s/ CECILLE CLAYVIELLE
    _________________________________________
        Cecille Clayvielle
        Chief Financial Officer (Principal
             Accounting Officer) and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURE                        TITLE                       DATE

/s/ WILLAIM LOPSHIRE      Chief Executive Officer,            April 16, 2007
______________________    Secretary and Director
    Willaim Lopshire


/s/ CECILLE CLAYVIELLE    Chief Financial Officer             April 16, 2007
______________________
    Cecille Clayvielle


/s/ JEFF COX              Director                            April 16, 2007
______________________
    Jeff Cox