Form 10QSB
period 2007-03-31
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2007-05-15
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                                   (Mark One)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007.


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At May 5, 2007, there were outstanding 33,951,698 shares of the Registrant's Common Stock, $.0005 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                TABLE OF CONTENTS


                                                                            Page
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements                                                 3
Item 2.  Management's Discussion and Analysis or Plan of Operation           10
Item 3.  Controls and Procedures                                             13
PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                                   14
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         14
Item 3.  Defaults Upon Senior Securities                                     14
Item 4. Submission of Matters to a Vote of Security Holders                  14
Item 5.  Other Information                                                   14
Item 6.  Exhibits                                                            14
SIGNATURES                                                                   15

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2007


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     March 31,        December 31,
                                                                                          2007                2006
                                                                                  ____________        ____________

                                     ASSETS
CURRENT ASSETS
      Cash                                                                        $     90,095        $    157,528
      Accounts receivable, trade, net of allowance of $286,203 and $280,595
        at March 31, 2007 and December 31, 2006, respectively                           60,426              87,705
      Inventory                                                                         78,363              71,709
      Other receivables                                                                222,369             372,995
                                                                                  ____________        ____________

             Total current assets                                                      451,253             689,937

NOTE RECEIVABLE                                                                         14,195              15,154
FIXED ASSETS, net of accumulated depreciation of $2,449,302 and $2,222,776
   at March 31, 2007 and December 31, 2006, respectively                               544,789             859,551
INTANGIBLE ASSETS                                                                    5,233,331           5,270,141
GOODWILL                                                                                87,978              87,978
OTHER NON-CURRENT ASSETS                                                               118,380             117,818
                                                                                  ____________        ____________

             Total assets                                                         $  6,449,926        $  7,040,579
                                                                                  ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                            $    302,620        $    256,907
      Accrued expenses                                                                 304,826             608,429
      Current portion of notes payable                                                 103,183             104,473
      Current portion of notes payable, related parties                                480,000             480,000
      Line of credit, related parties                                                  605,169             510,629
      Current portion of capital lease                                                       -              19,775
                                                                                  ____________        ____________

             Total current liabilities                                               1,795,798           1,980,213

LONG-TERM DEBT
      NOTES PAYABLE, RELATED PARTIES                                                   240,000             360,000
      NOTES PAYABLE, LONG TERM                                                          17,046              42,613
      LONG-TERM PORTION OF CAPITAL LEASE                                                     -              63,849
                                                                                  ____________        ____________


             Total liabilities                                                       2,052,844           2,446,675
                                                                                  ____________        ____________

STOCKHOLDERS' EQUITY
      Preferred stock: $.01 par value; authorized 5,000,000 shares;
         issued and outstanding: 58,500 shares at March 31, 2007
         and December 31, 2006                                                             585                 585
      Common stock: $.0005 par value; authorized 100,000,000 shares;
         issued and outstanding: 33,951,698 shares
         at March 31, 2007 and December 31, 2006                                        16,976              16,976
      Common stock subscription                                                        100,064             100,064
      Additional paid-in capital                                                    19,289,442          19,281,810
      Accumulated deficit                                                          (15,009,985)        (14,805,531)
                                                                                  ____________        ____________
             Total stockholders' equity                                           $  4,397,082        $  4,593,904
                                                                                  ____________        ____________

                  Total liabilities and
                  stockholders' equity                                            $  6,449,926        $  7,040,579
                                                                                  ============        ============




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Three Months Ended March 31,
                                                           2007               2006
                                                        ___________        ___________

Merchant services revenues                              $ 2,530,271        $ 2,317,008

Less:  sales returns and allowances                         (16,274)            (5,735)
                                                        ___________        ___________
    Net revenue                                           2,513,997          2,311,273

Cost of revenue:
    Commissions                                             286,734            405,077
    Cost of sales                                         1,376,316          1,283,431
                                                        ___________        ___________
       Cost of revenue                                    1,663,050          1,688,508

Gross profit                                                850,947            622,765
                                                        ___________        ___________

Operating, general, and administrative expenses:
General, administrative and selling expenses                775,707            946,711
Depreciation                                                248,226            256,042
                                                        ___________        ___________
    Total operating, general, and                         1,023,933          1,202,753
        administrative expenses

Net Operating Loss                                         (172,986)          (579,988)

Non-operating income (expense):
  Interest income                                                 1                208
  Interest expense                                          (31,469)           (43,929)
                                                        ___________        ___________
                                                            (31,468)           (43,721)

                                                        ___________        ___________
Net loss before Discontinued Operations                    (204,454)          (623,709)
Discontinued operations:                                          -                  -
   Loss from operations of discontinued                           -             (6,003)
     segment
                                                        ___________        ___________
                                                                  -             (6,003)

    Net loss before preferred dividends                    (204,454)          (629,712)

    Preferred stock dividends                                     -             99,370
                                                        ___________        ___________

    Net loss allocable to common shareholders           $  (204,454)       $  (729,082)
                                                        ===========        ===========

Loss per share from continuing operations               $      (.01)       $      (.02)
                                                        ===========        ===========
Loss  per share from discontinued operations            $      (.00)       $      (.00)
                                                        ===========        ===========
Net loss per share, basic and diluted                   $      (.01)       $      (.02)
                                                        ===========        ===========

Weighted average number of shares of
common stock outstanding                                 33,951,698         29,337,392

Preferred dividends per share                           $     .0045        $      1.60
                                                        ===========        ===========




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   Three Months Ended March 31,
                                                                      2007              2006
                                                                   __________        __________

Cash Flows From
Operating Activities
    Net loss                                                       $ (204,454)       $ (629,712)
    Adjustments to reconcile net loss to cash
         used in operating activities:
    Loss on lease settlement                                           51,699                 -
    Depreciation                                                      248,226           256,618
    Allowance for doubtful accounts                                     6,567             1,357
    Compensation for stock awards                                       7,633                 -
    Noncash advances from line of credit, related party               (31,071)                -
    Write off of cancelled merchant accounts                           82,250             1,202

Changes in assets and liabilities
    Decrease in accounts receivable                                    21,671           134,383
    (Increase) in finance lease receivable                                  -           (38,729)
    Decrease in inventory                                              (6,654)           16,896
    Decrease in other receivables                                     150,627            11,774
    Decrease in prepaid expenses                                            -            63,843
    (Increase) in deposits                                               (560)          (22,489)
    (Decrease) in accounts payable                                    (18,311)          (16,153)
    (Decrease) in accrued expenses                                   (303,603)          (62,508)
                                                                   __________        __________

         Net cash (used in) operating activities                        4,020          (283,518)
                                                                   __________        __________

Cash Flows From Investing Activities:
    Acquisitions of merchant and gift portfolios                      (45,440)         (220,084)
    Purchase of equipment                                              (4,765)           (4,912)
                                                                   __________        __________

         Net cash (used in)/provided by investing activities          (50,205)         (224,996)
                                                                   __________        __________

Cash Flows From Financing Activities:
    (Decrease) increase in related party payable, net                       -           (35,000)
    Proceeds from line of credit, related party                       270,610                 -
    Payments on notes payable                                         (26,858)           (3,395)
    Payments on related party notes payable                          (120,000)                -
    Payments on line of credit, related party                        (145,000)                -
    Proceeds from common stock subscribed                                   -           180,000
                                                                   __________        __________


         Net cash provided by financing activities                    (21,248)          141,605
                                                                   __________        __________

         Net (decrease) increase in cash                              (67,433)         (366,909)

Cash, beginning of period                                             157,528           748,040
                                                                   __________        __________

Cash, end of period                                                $   90,095        $  381,131
                                                                   ==========        ==========





             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)


Supplemental Disclosure of Cash Flow Information:

Cash paid for interest                                                          $      -       $  2,198

Cash paid for income taxes                                                      $      -       $      -

Accrued preferred stock dividend                                                $      -       $133,597

Notes payable reclassified from accounts payable                                $      -       $ 43,900

Capital lease (cancellation, net of accumulated deprecation) entered into       $(71,300)      $ 93,000

Compensation for stock awards                                                   $  7,633              -


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING
        POLICIES

BASIS OF PRESENTATION AND ORGANIZATION
The accompanying Condensed Consolidated Financial Statements of International Card Establishment, Inc. (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. Significant accounting policies disclosed therein have not changed except as noted below.

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

RECLASSIFICATION
Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation. Specifically, due to the sale of our subsidiary GlobalTech Leasing, we have reclassified all revenues and expenses for this entity as of March 31, 2006 and presented them as discontinued operations in our Statement of Operations. We have also adjusted our Statement of Cash Flows as of March 31, 2006 to remove leasing activities.

NOTE 2. COMMITMENTS AND CONTINGENCIES

Subsequent to March 31, 2007, the Company successfully negotiated a settlement to cancel its lease for its new accounting software as we had not begun using it. The lease was originally entered into in the second quarter of 2006 for $93,000. The settlement agreement calls for payments of $10,000 over 7 months beginning May 31, 2007. We have recorded the event as of March 31, 2007 including the resulting loss of $51,699.

NOTE 3. STOCKHOLDER'S EQUITY AND STOCK OPTIONS

The authorized common stock of the Company consists of 100,000,000 shares of common shares with par value of $0.0005 and 5,000,000 shares of preferred stock with a par value of $0.01.

We did not issue or authorize for issuance any shares in the first quarter of 2007. The only activity in our equity section relates to the expensing of stock options granted as of December 31, 2006.

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

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

A summary of option activity under the Plan as of March 31, 2007, and changes during the period then ended is presented below:


                                                                      Weighted-
                                                        Weighted-     Average
                                                        Average       Remaining       Aggregate
                                                        Exercise      Contractual     Intrinsic
     Options                               Shares       Price         Term            Value
     __________________________________________________________________________________________

     Outstanding at December 31, 2006     4,245,000     $       -
     Granted                                      -     $    0.22
     Exercised                                    -     $       -
     Forfeited or expired                         -     $   (0.20)
                                          _________
     Outstanding at March 31, 2007        4,245,000     $    0.22         2.2         $ 835,684
                                          =====================================================
     Exercisable at March 31, 2007        4,160,000     $    0.22         2.2         $ 817,876
                                          =====================================================


A summary of the status of the Company's nonvested shares as of March 31, 2007, and changes during the period ended March 31, 2007 is presented below:

                                                     Weighted-
                                                     Average
                                                     Grant-Date
     Nonvested Shares                     Shares     Fair Value
     __________________________________________________________

     Nonvested at December 31, 2006       85,000     $   11,448
     Granted                                   -              -
     Vested                                    -              -
     Forfeited                                 -              -
                                          _____________________

     Nonvested at December 31, 2006       85,000     $   11,448
                                          =====================

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

OVERVIEW

We are a provider of credit and debit card-based payment processing services and Gift & Loyalty products to small merchants. As of March 31, 2007, we provided our services to thousands of merchants located across the United States. Our payment processing services enable our merchants to process traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone. Our Gift & Loyalty products enable our merchants to offer customized merchant branded gift and loyalty cards and programs.

For additional detailed discussion regarding the Company's business and business trends affecting the Company and certain risks inherent in the Company's business, see "Item 6: Management's Discussion and Analysis or Plan of Operations" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

ANALYSIS OF BUSINESS

Over the past year, management has critically reviewed the operations of the Company to look for cost savings, efficiencies and better revenue streams. In 2006 the Company changed its processing of credit card transactions to a manner that allowed the recognition gross processing revenues, and we restructured ourselves to be more cost effective and efficient. In 2007, the Company continues to look for additional cost savings and better revenue streams. We have significantly tightened our underwriting criteria for the purpose of lowering our exposure to bad debt for bank card processing. The initial impact of this new credit criterion caused the elimination of several large processing accounts and related revenue streams, which resulted in a decline of net revenues and gross profit for the quarter ended March 31, 2007 as compared to the quarter ended December 31, 2006. We anticipate that this trend will continue until such time as we are able to increase our overall gross sales under the new criteria. We are attempting to increase our sales agent base and identify strategic relations for resale of our services. There is no assurance that we will be successful in growing our agent base given the extremely competitive environment for recruiting sales agents or that attrition of our bank and gift & loyalty card portfolios will not continue to exceed new activations.

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading "Results of Operations" following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of our allowance for doubtful accounts.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 ("2007") COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006 ("2006")

Results of operations consist of the following:



                           MARCH 31, 2007     MARCH 31, 2006      $ CHANGE     % CHANGE
                           ____________________________________________________________

Net Revenues                 $2,513,997         $2,311,273       $ 202,724         9%
Cost of Revenues              1,663,050          1,688,508         (25,458)       (2%)
                           ____________________________________________________________
Gross Profit                    850,947            622,765         228,182        37%
Operating, General and
Administrative Costs          1,023,933          1,202,754        (178,821)      (15%)
                           ____________________________________________________________
Net Operating Loss           $ (172,986)        $ (579,989)      $ 407,003       (70%)



The 9 % increase in net revenues as of March 31, 2007 compared to March 31, 2006 is mainly attributable to an increase of $519,000 in Merchant account residuals, offset by approximately $480,000 decrease in equipment and gift card sales.

The costs associated with the merchant account services and the recording of interchange expense increased by approximately $225,000, but was offset by a decrease in commissions and other leasing costs totaling approximately $250,000, hence an overall decrease of 2% in costs.

General and administrative costs decreased by approximately $179,000 largely due to approximately $301,000 decrease in payroll expenses and $15,000 decrease in rents and other office expenses. These reductions in expenses were largely due to cost cutting measures by management and were offset by an increase in bad debts and merchant losses.

LIQUIDITY AND CAPITAL RESOURCES

We are currently seeking to expand our merchant services offerings in bankcard and gift and loyalty. In addition, we are investigating additional business opportunities and potential acquisitions; accordingly we will require additional capital to complete the expansion and to undertake any additional business opportunities.



                           MARCH 31, 2007     MARCH 31, 2006      $ CHANGE     % CHANGE
                           ____________________________________________________________

Cash                          $ 90,095           $157,528         $ (67,433)     (43%)
Accounts Payable and
   Accrued Expenses           $607,446           $865,336         $(257,890)     (30%)
Accounts Receivable, net      $ 60,426           $ 87,705         $ (27,279)     (31%)



We have financed our operations during the quarter primarily through sales and use of cash on hand. As of March 31, 2007, we had total current liabilities of $1,795,798 compared to $1,980,214 as of December 31, 2006. The decrease in current liabilities is primarily due to a decrease in Accrued Expenses offset by an increase in our Line of Credit, related parties.

Cash decreased 43% as of March 31, 2007 due to the acquisition costs incurred for the purchase of portfolios, $45,440 and payment of Accounts Payable and Accrued Expenses.

As of March 31, 2007, our accounts receivable, net accumulated to $60,426 compared to $87,705 at December 31, 2006. The relating allowance for doubtful accounts was relatively stagnant between the two periods.

We had not equity transactions during the quarter.

We had $90,095 cash on hand as of March 31, 2007 compared to $157,528 as of December 31, 2006. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and planned expansion. In addition, our Line of Credit with a related party matures on June 30, 2007. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions


ITEM 3. CONTROLS AND PROCEDURES.

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



                     INTERNATIONAL CARD ESTABLISHMENT, INC.





Dated: May 15, 2007                  By: /s/ WILLIAM LOPSHIRE
                                         _________________________________
                                             William Lopshire
                                             Chief Executive Officer
                                             (Principal Executive Officer)



Dated: May 15, 2007                  By: /s/ CANDACE MILLS
                                         _________________________________
                                             Candace Mills
                                             Chief Financial Officer
                                             (Principal Accounting Officer)