Form 10QSB
period 2007-06-30
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2007-08-14
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)


 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At August 3, 2007, there were outstanding 35,256,449 shares of the Registrant's Common Stock, $.0005 par value.

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 June 30, 2007



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                                                             JUNE 30        DECEMBER 31,
                                                                                                2007                2006
                                                                                    -----------------    ----------------

ASSETS

CURRENT ASSETS
         Cash                                                                            $   121,166         $   157,528
         Accounts receivable, trade, net allowance of $229,677 and $280,595
           at June 30, 2007 and December 31, 2006, respectively                               39,058              87,705
         Inventory                                                                            85,369              71,709
         Note receivable                                                                      61,270              15,154
         Other receivables                                                                   113,561             372,995
                                                                                    -----------------    ----------------

               Total current assets                                                          420,424             705,091
                                                                                    -----------------    ----------------

FIXED ASSETS, net of accumulated depreciation of $2,692,879 and $2,222,776
  at June 30, 2007 and December 31, 2006, respectively                                       301,213             859,551
INTANGIBLE ASSETS                                                                          5,021,473           5,270,141
GOODWILL                                                                                      87,978              87,978
OTHER NON-CURRENT ASSETS                                                                     118,380             117,818
                                                                                    -----------------    ----------------

               Total assets                                                              $ 5,949,468         $ 7,040,579
                                                                                    =================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable                                                                $   195,241         $   256,907
         Accrued expenses                                                                    372,371             608,429
         Current portion of notes payable                                                    144,034             104,473
         Current portion of notes payable, related parties                                   480,000             480,000
         Line of credit, related parties                                                     510,374             510,629
         Current portion of capital lease                                                          -              19,775
                                                                                    -----------------    ----------------

               Total current liabilities                                                   1,702,020           1,980,213

LONG-TERM DEBT
         Notes payable, related parties                                                      120,000             360,000
         Notes payable, long term                                                                  -              42,613
         Long-term portion of capital lease                                                        -              63,489
                                                                                    -----------------    ----------------

               Total liabilities                                                           1,822,020           2,446,675
                                                                                    -----------------    ----------------

STOCKHOLDERS' EQUITY
         Preferred stock: $.01 par value; authorized 10,000,000 shares;
           Issued and outstanding: 54,000 shares at June 31, 2007 and  58,500
            shares at December 31, 2006, respectively                                            540                 585
         Common stock: $0.0005 par value; authorized 100,000,000 shares;
           issued and outstanding: 35,151,698 at June 30, 2007 and 33,951,698
            shares at December 31, 2006, respectively                                         17,576              16,976
         Common stock subscription                                                           123,106             100,064
         Additional paid-in capital                                                       19,291,432          19,281,810
         Accumulated deficit                                                            (15,305,205)        (14,805,531)
               Total stockholders' equity                                                  4,127,448           4,593,904
                                                                                    -----------------    ----------------

               Total liabilities and stockholders' equity                               $  5,949,468        $  7,040,579
                                                                                    =================    ================

  See accompanying Notes to these Condensed Consolidated Financial Statements.




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                        JUNE 30,          JUNE 30,         JUNE 30,          JUNE 30,
                                                          2007              2006             2007              2006
                                                                         (RESTATED)                         (RESTATED)
                                                    ----------------------------------------------------------------------

Merchant services revenues                             $   2,265,011    $   2,656,898     $   4,795,282    $   4,982,069
Less: sales returns and allowances                           (11,625)        (120,260)          (27,900)        (125,995)
                                                    ----------------------------------------------------------------------
      Net revenue                                          2,253,386        2,536,638         4,767,382        4,856,074

Cost of revenue
    Commissions                                              240,845          430,503           527,578          835,580
    Cost of sales                                          1,194,680        1,488,662         2,570,996        2,772,093
                                                    ----------------------------------------------------------------------
Cost of revenue                                            1,435,525        1,919,165         3,098,574        3,607,673
                                                    ----------------------------------------------------------------------
Gross profit                                                 817,861          617,473         1,668,808        1,248,401

Operating, general, and administrative expenses
General, administrative and selling expenses                 820,390        2,611,014         1,596,096        3,557,725
Restructuring charges                                              -          207,335                 -          207,335
Depreciation                                                 243,576          251,335           491,803          507,377
                                                    ----------------------------------------------------------------------
    Total operating, general, and administrative           1,063,966        3,069,684         2,087,898        4,272,437
      Expenses

Net operating loss                                          (246,105)      (2,452,211)         (419,090)      (3,024,036)

Non-operating income (expense)
  Interest income                                                  1              210                 1              417
  Interest expense                                           (49,117)         (28,926)          (80,585)         (72,854)
                                                    ----------------------------------------------------------------------
                                                             (49,116)         (28,716)          (80,584)         (72,437)

Net loss before discontinued operations                     (295,221)      (2,480,927)         (499,674)      (3,096,473)

  Loss from discontinued operations, net                           -         (502,826)                -         (516,993)
                                                    ----------------------------------------------------------------------

Net loss before preferred stock dividends                   (295,221)      (2,983,753)         (499,674)      (3,613,466)

  Preferred stock dividends                                        -          100,474                 -          199,844
                                                    ----------------------------------------------------------------------

Net loss allocable to common shareholders                $  (295,221)     $ (3,084,22)      $  (499,674)    $ (3,818,310)
                                                    ======================================================================

Loss per share from continuing operations, basic
and diluted                                               $    (0.01)      $    (0.08)       $    (0.01)      $    (0.11)
                                                    ======================================================================

Loss per share from discontinued operations, basic
and diluted                                                $       -       $    (0.02)       $        -       $    (0.02)
                                                    ======================================================================

Loss per share, basic and diluted                         $    (0.01)      $    (0.10)       $    (0.01)      $    (0.13)
                                                    ======================================================================

Average number of shares of common stock                  34,452,797       29,390,140        34,203,632       29,363,912
outstanding

Preferred dividends per share                              $       -       $     1.62         $       -       $     3.22
                                                    ======================================================================

  See accompanying Notes to these Condensed Consolidated Financial Statements.




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                 (2007)                      (2006)
                                                                                                           (RESTATED)
                                                                       --------------------------- ----------------------------

Cash flows from operating activities:
  Net loss from continuing operations, before preferred stock
    dividends                                                                 $         (499,674)         $         (3,613,466)
  Restructuring charges                                                                        -                      (207,335)
  Depreciation                                                                           491,803                       507,377
  Loss on lease settlement                                                                51,699                             -
  Non cash advances from line of credit, related party                                   (32,478)                            -
  Write off of cancelled merchant accounts                                               347,570                             -
  Allowance for doubtful accounts, trade and other receivables                            87,086                       244,420
  Stock issued for antidilution clause                                                    23,042                             -
  Common stock subscribed for salaries                                                         -                        43,064
  Stock used for consulting fees                                                               -                        21,600
  Compensation for stock awards                                                           10,177                       800,816
  Other non-cash items, net                                                                    -                        27,901
  Non cash items reduced due to discontinued operations                                        -                       724,042
  Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities
       (Decrease) increase in accounts receivable                                        (37,480)                       85,145
       (Decrease) increase in inventory                                                  (13,660)                       23,813
       Decrease (increase) in other receivables                                          259,433                        (6,269)
       Decrease in prepaid expenses                                                            -                       207,275
       (Increase) in deposits                                                               (560)                     (129,032)
       (Increase) decrease in accounts payable                                          (125,689)                      167,649
            (Decrease) increase in accrued expenses                                     (236,059)                      197,077
                                                                       --------------------------- ----------------------------

       Net cash provided by (used in) operating activities                               325,210                      (905,923)
                                                                       --------------------------- ----------------------------

Cash flows from investing activities:
    Acquisitions, net of attrition                                                       (98,902)                     (167,584)
    Purchase of property and equipment                                                    (4,765)                       (5,460)
    Issuance of notes receivable, net of accrued interest income                         (50,000)                            -
    Payments received toward notes receivable                                              2,925                             -
    Proceeds from Global Tech Leasing sale                                                     -                       702,253
                                                                       --------------------------- ----------------------------

       Net cash (used in) provided by investing activities                              (150,742)                      529,209
                                                                       --------------------------- ----------------------------

Cash flows from financing activities:
    Decrease in due to officer and related party payable, net                                  -                       (76,333)
    Payments on notes payable                                                            (73,052)                     (120,035)
    Proceeds from notes payable                                                           70,000                             -
    Payments on capital lease                                                                  -                        (5,771)
    Payment on line of credit, related party                                            (172,778)                            -
    Proceeds from line of credit, related party                                          205,000                       250,000
    Payments on related party notes payable                                             (240,000)                            -
    Proceeds from common stock subscribed                                                      -                       215,000
                                                                       --------------------------- ----------------------------

       Net cash (used in) provided by financing activities                              (210,830)                      262,861
                                                                       --------------------------- ----------------------------

            Net decrease in cash                                                         (36,362)                     (113,853)

Cash, beginning of period                                                                157,528                       748,040
                                                                       --------------------------- ----------------------------
Cash, end of period                                                             $        121,166             $         634,187
                                                                       =========================== ============================


  See accompanying Notes to these Condensed Consolidated Financial Statements.




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)

                                                                                FOR THE SIX MONTHS ENDED JUNE 30,
                                                                              (2007)                        (2006)
                                                                                                          (RESTATED)
                                                                   ----------------------------- ------------------------------

SUPPLEMENT DISCLOSURE OF CASH
       FLOW INFORMATION
         Cash paid for interest                                                $         64,502               $         82,076

         Cash paid for income taxes                                            $              -               $              -

NON-CASH TRANSACTIONS
         Accrued preferred stock dividend                                      $              -               $        234,071
         Notes payable reclassified from accounts payable                      $              -               $        138,182
         Capital lease                                                         $              -               $         93,000
         Merchant portfolios purchased through common
              stock subscription                                               $              -               $         57,000
         Stock issued for consulting fees                                      $              -               $         21,600
         Common stock subscribed for salaries                                  $              -               $         43,064




  See accompanying Notes to these Condensed Consolidated Financial Statements.


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

The Company's subsidiary, GlobalTech Leasing ("GLT"), a California corporation, which provides lease funding for equipment supplied by the Company to its customers, as well as numerous other unrelated merchant service providers, was disposed of as of June 30, 2006. GTL comprised the Company's entire Leasing Services segment of the Company.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

NOTE 2. COMMITMENTS AND CONTINGENCIES

As of March 31, 2007, we had successfully negotiated a settlement to cancel our lease for new accounting software as we had not begun using it. The lease was originally entered into in the second quarter of 2006 for $93,000. The settlement agreement calls for payments of $10,000 over 7 months beginning May 31, 2007; all payments have been made as of June 30, 2007. We have recorded the event as of March 31, 2007 including the resulting loss of $51,699, representing the carrying value of the asset.

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

In the second quarter of 2007, shareholders exercised their right to convert 4,500 shares of preferred stock with a total par value of $45 to 1,200,000 shares of common stock with a total par value of $600. As a result, total additional paid-in capital decreased by $555. The conversion of preferred shares to common shares triggered the issuance of additional shares due to an anti-dilution clause from our 2004 Common Stock Offering. We have accrued $23,042 in share subscription receivable due to this and recorded $23,042 in interest expense; we issued 134,751 common shares on July 2, 2007.

As of June 30, 2007, we have instructed our SEC counsel to finalize all necessary paperwork for the issuance of shares comprising the remaining $100,064 in our common stock subscription.

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

                                           2006
                                    --------------------

Expected volatility                 183.39%-189.44%

Weighted-average volatility                  45.92%

Expected dividends                           $    -

Expected term (in years)                      2-4.5

Risk-free rate                        4.625%-4.875%

A summary of option activity under the Plan as of June 30, 2007, and changes during the period then ended is presented below:


                                                                            Weighted-Average
                                                                            Remaining         Aggregate
                                                           Weighted-Average Contractual       Intrinsic
Options                                   Shares           Exercise Price   Term              Value
----------------------------------------- ---------------- --------------- ------------- ---------------

Outstanding at December 31, 2006          4,245,000               $    -

Granted                                           -               $ 0.22

Exercised                                         -               $    -

Forfeited or expired                              -               $(0.20)
                                          ----------------
Outstanding at March 31, 2007
                                          4,245,000               $ 0.22            2.2        $835,684
                                          ================ =============== ============= ===============
Exercisable at March 31, 2007
                                          4,245,000               $ 0.22            2.2        $835,684
                                          ================ =============== ============= ===============



The Company had no nonvested stock options at June 30, 2007.

NOTE 4. NOTE RECEIVABLE

In the April 2007, we issued a note receivable for $50,000 to an independent third party. This receivable bears no interest and is convertible to a maximum of 10% of the third party's outstanding common stock in the event of default. Repayment of this note is expected to begin in October of 2007.

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

OVERVIEW

We are a provider of credit and debit card-based payment processing services and Gift & Loyalty products to small merchants. As of June 30, 2007, we provided our services to thousands of merchants located across the United States. Our payment processing services enable our merchants to process traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone. Our Gift & Loyalty products enable our merchants to offer customized merchant branded gift and loyalty cards and programs.

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

ANALYSIS OF BUSINESS

Over the past year, management has critically reviewed the operations of the Company to look for cost savings, efficiencies and better revenue streams. In 2006, the Company changed its processing of credit card transactions to a manner that allowed the recognition gross processing revenues, and we restructured ourselves to be more cost effective and efficient. In 2007, the Company continues to look for additional cost savings and better revenue streams. We have significantly tightened our underwriting criteria for the purpose of lowering our exposure to bad debt for bank card processing. The initial impact of this new credit criterion caused the elimination of several large processing accounts and related revenue streams, which resulted in a decline of net revenues and gross profit for the quarter ended June 30, 2007 as compared to the quarter ended December 31, 2006. We anticipate that this trend will continue until such time as we are able to increase our overall gross sales under the new criteria. We are attempting to increase our sales agent base and identify strategic relations for resale of our services. There is no assurance that we will be successful in growing our agent base given the extremely competitive environment for recruiting sales agents or that attrition of our bank and gift & loyalty card portfolios will not continue to exceed new activations.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006



Results of operations consist of the following:

                                JUNE 30, 2007             JUNE 30, 2006                 $ CHANGE               % CHANGE

Net Revenues                      $2,253,386                 $2,536,638                $(283,252)                 (11%)

Cost of Revenues                   1,435,525                  1,919,165                 (483,640)                 (25%)

                                -------------------------- ------------------------- ----------------------- -----------------
Gross Profit                         817,861                    617,473                  200,388                   32%

Operating, General and             1,063,966                  3,069,684               (2,005,718)                 (65%)
Administrative Costs
Restructuring Costs                        -                    207,335                 (207,335)                 100%

                                    -------------------------- ------------------------- ----------------------- -------------
Net Operating Loss           $      (246,105)            $   (2,452,211)            $  2,206,106                  (90%)




Net revenues remained relatively consistent for the three months ended June 30, 2007 compared to June 30, 2006.

The costs associated with the merchant account services decreased by approximately 25% or $483,641 primarily due to a $430,665 decrease in commission expense, resulting from the consolidation of operations from our Neos subsidiary to ICE Nevada in the third quarter of 2006.

General and administrative costs decreased by approximately $2,005,718 largely due to decreases of salaries expense of $155,861, compensation expense for stock options of $800,817, consulting fees of $121,600, bad debt expense of $448,234, office expense of $198,841, and legal and professional fees of $97,548. Such cost reductions are the proximate result of the consolidation of our operations from the Irvine, CA office to our headquarters in Camarillo, CA during the third quarter of 2006 and the reduction of staff in both the first and second quarters of 2007. We do not expect any further fluctuations in operating, general, and administrative costs unless revenues significantly increase in future periods.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

Results of operations consist of the following:



                                JUNE 30, 2007             JUNE 30, 2006                 $ CHANGE               % CHANGE

Net Revenues                       $4,767,382                 $4,856,074               $ (88,692)                 (2%)

Cost of Revenues                    3,098,574                  3,607,673                (509,099)                 (14%)

                                    -------------------------- ------------------------- ----------------------- -------------
Gross Profit                        1,668,808                  1,248,401                 420,407                   34%

Operating, General and              2,087,898                  4,272,437              (2,184,539)                 (51%)
Administrative Costs
                                    -------------------------- ------------------------- ----------------------- -------------
Net Operating Loss                  $(419,090)               $(3,024,036)             $2,604,946                  (86%)



Net revenues remained relatively consistent for the six months ended June 30, 2007 compared to June 30, 2006.

The cost of revenues decreased by $509,099 primarily because of an overall reduction in commissions and residuals of $378,571 due to the attrition of outside sales representatives and the cancellation of high-risk accounts.

Operating, general, and administrative costs decreased by $2,184,539 from $4,272,437 for the six months ended June 30, 2006 to $2,087,898 during the six months ended June 30, 2007 primarily because of cost reductions of $500,778 in payroll expenses, $800,816 in compensation expense for stock option awards, $368,277 in bad debts expense, $118,830 in consulting fees, and $218,632 in office expenses relating to the consolidation of operations from the Irvine, CA office to our headquarters in Camarillo, CA. We do not expect dramatic fluctuations in expenses in future periods barring corresponding fluctuations in revenues.

LIQUIDITY AND CAPITAL RESOURCES

We are currently seeking to expand our merchant services offerings in bankcard and gift and loyalty. In addition, we are investigating additional business opportunities and potential acquisitions; accordingly we will require additional capital to complete the expansion and to undertake any additional business opportunities.



                                  JUNE 30, 2007           DECEMBER 31, 2006             $ CHANGE               % CHANGE

Cash                               $ 121,166                  $ 157,528                $ (36,362)                 (23%)

Accounts Payable and Accrued       $ 567,612                  $ 865,336                $(297,724)                 (34%)
Expenses

Accounts Receivable, net           $  39,058                   $ 87,705                $ (48,647)                 (55%)



We have financed our operations during the quarter primarily through sales and use of cash on hand. As of June 30, 2007, we had total current liabilities of $1,702,020 compared to $1,980,213 as of December 31, 2006. The decrease in current liabilities is primarily due to a decrease in Accrued Expenses and paying down Accounts Payable.

Cash decreased 23% as of June 30, 2007 due to the above and the issuance of a $50,000 Note Receivable.

As of June 30, 2007, our accounts receivable, net decreased to $39,058 compared to $87,705 at December 31, 2006. The relating allowance for doubtful accounts decreased from $280,595 at December 31, 2006 to $226,485 as of June 30, 2007 because of a wholesale restructuring of credit policies, the tightening of requirements for the extension of credit, the scrubbing of our accounting receivable portfolio of all risky accounts, and the implementation of an aggressive collections policy.

As of June 30, 2007, 4,500 shares of preferred stock were converted into 1,200,000 shares of common stock, resulting in a $555 decrease to additional paid-in capital.

We had $121,166 cash on hand as of June 30, 2007 compared to $157,528 as of December 31, 2006. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and planned expansion. In addition, our Line of Credit with a related party matured on June 30, 2007. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions

ITEM 3. CONTROLS AND PROCEDURES.

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

                                       INTERNATIONAL CARD ESTABLISHMENT, INC.





DATED: AUGUST 14, 2007                 BY: /S/ WILLIAM LOPSHIRE
                                       ___________________________________
                                             WILLIAM LOPSHIRE
                                             CHIEF EXECUTIVE OFFICER
                                             (PRINCIPAL EXECUTIVE OFFICER)



DATED: AUGUST 14, 2007                 BY: /S/ CANDACE MILLS
                                       ___________________________________
                                             CANDACE MILLS
                                             CHIEF FINANCIAL OFFICER
                                             (PRINCIPAL ACCOUNTING OFFICER)