Form 10QSB
period 2007-09-30
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2007-11-14
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At November 1, 2007, there were 35,286,449 outstanding shares of the Registrant's Common Stock, $.0005 par value.

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

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2007



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                                                   SEPTEMBER 30,         DECEMBER 31,
                                                                                            2007                 2006
                                                                                    ____________         ____________

ASSETS

CURRENT ASSETS
         Cash                                                                       $    131,380         $    157,528
         Accounts receivable, trade, net allowance of $243,871 and $280,595
           at September 30, 2007 and December 31, 2006, respectively                      36,904               87,705
         Inventory                                                                        78,721               71,709
         Note receivable, net of allowance of $50,000 and $0 at September 30,              8,875               15,154
           2007 and December 31, 2006, respectively
         Other receivables                                                               123,703              372,995
                                                                                    ____________         ____________

               Total current assets                                                      379,583              705,091
                                                                                    ____________         ____________

FIXED ASSETS, net of accumulated depreciation of $2,936,455 and $2,222,776
  at September 30, 2007 and December 31, 2006, respectively                               57,637              859,551
INTANGIBLE ASSETS                                                                      4,818,398            5,270,141
GOODWILL                                                                                  87,978               87,978
OTHER NON-CURRENT ASSETS                                                                 117,698              117,818
                                                                                    ____________         ____________

               Total assets                                                         $  5,461,294         $  7,040,579
                                                                                    ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable                                                           $    189,117         $    256,907
         Accrued expenses                                                                405,714              608,429
         Current portion of notes payable                                                 88,181              104,473
         Current portion of notes payable, related parties                               480,000              480,000
         Line of credit, related parties                                                 564,204              510,629
         Current portion of capital lease                                                      -               19,775
                                                                                    ____________         ____________

               Total current liabilities                                               1,727,216            1,980,213

LONG-TERM DEBT
         Notes payable, related parties                                                        -              360,000
         Notes payable, long term                                                              -               42,613
         Long-term portion of capital lease                                                    -               63,849
                                                                                    ____________         ____________

               Total liabilities                                                       1,727,216            2,446,675
                                                                                    ____________         ____________

STOCKHOLDERS' EQUITY
         Preferred stock: $.01 par value; authorized 10,000,000 shares;
           Issued and outstanding: 54,000 shares at September 30, 2007 and
            58,500 shares at December 31, 2006, respectively                                540                  585
         Common stock: $0.0005 par value; authorized 100,000,000 shares;
           issued and outstanding: 35,286,449 at September 30, 2007 and
            33,951,698 shares at December 31, 2006, respectively                          17,643               16,976
         Common stock subscription                                                       100,064              100,064
         Additional paid-in capital                                                   19,544,354           19,281,810
         Accumulated deficit                                                         (15,928,523)         (14,805,531)
                                                                                    ____________         ____________
               Total stockholders' equity                                              3,734,078            4,593,904
                                                                                    ____________         ____________

               Total liabilities and stockholders' equity                           $  5,461,294         $  7,040,579
                                                                                    ============         ============

  See accompanying Notes to these Condensed Consolidated Financial Statements.




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                       ______________________________     ______________________________
                                                       SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                           2007             2006              2007             2006
                                                       _________________________________________________________________

Merchant services revenues                             $   2,169,830    $   2,832,443     $   6,965,112    $   7,814,512
Less: sales returns and allowances                            (7,494)          (5,435)          (35,394)        (131,430)
                                                       _________________________________________________________________
      Net revenue                                          2,162,336        2,827,008         6,929,718        7,683,082

Cost of revenue
    Commissions                                              206,200          149,203           733,779          984,783
    Cost of sales                                          1,210,396        1,487,012         3,781,392        4,259,105
                                                       _________________________________________________________________
Cost of revenue                                            1,416,596        1,636,215         4,515,171        5,243,888
                                                       _________________________________________________________________
Gross profit                                                 745,740        1,190,793         2,414,547        2,439,194

Operating, general, and administrative expenses
General, administrative and selling expenses               1,100,342          885,778         2,696,436        4,443,503
Restructuring charges                                              -                -                 -          207,335
Depreciation                                                 243,576          248,578           735,379          755,955
                                                       _________________________________________________________________
    Total operating, general, and administrative           1,343,918        1,134,356         3,431,815        5,406,793
      Expenses

Net operating loss                                          (598,178)          56,437        (1,017,268)      (2,967,599)

Non-operating income (expense)
  Interest income                                                380               10               381              427
  Interest expense                                           (25,519)         (27,169)         (106,104)        (100,023)
                                                       _________________________________________________________________
    Total non-operating income (expense)                     (25,139)         (27,159)         (105,723)         (99,596)

Net income loss before discontinued operations              (623,317)           29,278       (1,122,991)      (3,067,195)

  Loss from discontinued operations, net                           -                -                 -         (516,993)
                                                       _________________________________________________________________

Net loss                                               $    (623,317)   $      29,278     $  (1,122,991)   $  (3,584,188)
                                                       =================================================================

Loss per share from continuing operations, basic
and diluted                                            $       (0.02)   $        0.00     $       (0.03)   $       (0.10)
                                                       =================================================================

Loss per share from discontinued operations, basic
and diluted                                            $       (0.00)   $        0.00     $       (0.00)   $       (0.02)
                                                       =================================================================

Loss per share, basic and diluted                      $       (0.02)   $        0.00     $       (0.03)   $       (0.12)
                                                       =================================================================

Average number of shares of common stock                  35,283,520       31,677,097        34,567,550       30,143,447
outstanding


  See accompanying Notes to these Condensed Consolidated Financial Statements.




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        2007                         2006
                                                                                    __________________________________________

Cash flows from operating activities:
  Net loss from continuing operations                                               $  (1,122,991)               $  (3,584,188)
  Restructuring charges                                                                         -                     (207,335)
  Depreciation                                                                            735,379                      755,955
  Loss on lease settlement                                                                 51,699                            -
  Non cash advances from line of credit, related party                                    740,346                      224,270
  Write-off of cancelled merchant accounts                                                604,628                            -
  Allowance for doubtful accounts, trade and notes receivables                             13,276                      274,278
  Stock issued for antidilution clause                                                     23,042                            -
  Common stock subscribed for salaries                                                          -                       43,064
  Stock used for consulting fees                                                                -                       21,600
  Compensation for stock awards                                                           240,124                      817,876
  Other non-cash items, net                                                                     -                       27,472
  Non cash items reduced due to discontinued operations                                         -                      724,042
  Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities
       Decrease in accounts receivable                                                     87,526                       18,924
       (Increase) in inventory                                                             (7,012)                     (57,144)
       Decrease in other receivables                                                      249,292                        5,466
            Decrease in prepaid expenses                                                        -                      346,949
       Decrease in deposits                                                                   121                       31,208
       (Decrease) in accounts payable                                                    (131,814)                     (37,777)
            (Decrease) increase in accrued expenses                                      (202,717)                     166,228
                                                                                    __________________________________________

       Net cash provided by (used in) operating activities                              1,280,899                     (429,112)
                                                                                    __________________________________________

Cash flows from investing activities:
    Acquisitions, net of attrition                                                       (152,886)                    (466,347)
    Purchase of property and equipment                                                     (4,765)                      (5,030)
    Issuance of notes receivable                                                          (50,000)                      (5,000)
    Payments received toward notes receivable                                               6,279                            -
    Proceeds from Global Tech Leasing sale                                                      -                      702,253
                                                                                    __________________________________________

       Net cash (used in) provided by investing activities                               (201,372)                     225,876
                                                                                    __________________________________________

Cash flows from financing activities:
    Decrease in due to officer and related party payable, net                                   -                      (76,333)
    Payments on notes payable                                                            (128,905)                    (641,672)
    Proceeds from notes payable                                                            70,000                            -
    Payments on capital lease                                                                   -                       (9,376)
    Payment on line of credit, related party                                             (972,770)                    (240,940)
    Proceeds from line of credit, related party                                           286,000                      447,600
    Payments on related party notes payable                                              (360,000)                           -
    Proceeds from common stock subscribed                                                       -                      215,000
                                                                                    __________________________________________

       Net cash (used in) provided by financing activities                             (1,105,675)                    (305,721)
                                                                                    __________________________________________

            Net decrease in cash                                                          (26,148)                    (508,957)

Cash, beginning of period                                                                 157,528                      748,040
                                                                                    __________________________________________
Cash, end of period                                                                 $     131,380                $     239,083
                                                                                    ==========================================


  See accompanying Notes to these Condensed Consolidated Financial Statements.




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)


                                                                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       2007                           2006
                                                                                    __________________________________________

SUPPLEMENT DISCLOSURE OF CASH
       FLOW INFORMATION
         Cash paid for interest                                                     $    91,936                    $   100,023
         Cash paid for income taxes                                                 $         -                    $         -

NON-CASH TRANSACTIONS
         Accrued preferred stock dividend                                           $         -                    $   234,073
         Notes payable reclassified from accounts payable                           $         -                    $   138,182
         Capital lease                                                              $         -                    $    93,000
         Merchant portfolios purchased through common
              Stock subscription                                                    $         -                    $    57,000
         Merchant portfolios purchased through related party
              Notes payable                                                         $         -                    $ 1,040,000


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

As used in these Notes to the Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to International Card Establishment, Inc. and, unless the context indicates otherwise its consolidated subsidiaries. The Companies subsidiaries include NEOS Merchant Solutions ("NEOS"), a Nevada corporation, which provides smart card loyalty programs in an integrated vertical system for its customers, as well as other electronic payment services (merchant services); International Card Establishment ("ICE"), which provides electronic payment services (merchant services); and INetEvents, Inc. ("INET"), a Delaware Corporation, which has been dormant since 2005.

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

NOTE 2. COMMITMENTS AND CONTINGENCIES

As of March 31, 2007, we had successfully negotiated a settlement to cancel our lease for an unused new accounting software. The lease was originally entered into in the second quarter of 2006 for $93,000. The settlement agreement calls for payments of $10,000 over 7 months beginning May 31, 2007; all scheduled payments have been made as of September 30, 2007. We have recorded the event as of March 31, 2007 including the resulting loss of $51,699, representing the carrying value of the asset.

NOTE 3. STOCKHOLDER'S EQUITY AND STOCK OPTIONS

The authorized common stock of the Company consists of 100,000,000 shares of common stock with par value of $0.0005 and 10,000,000 shares of preferred stock with a par value of $0.01.

We did not issue or authorize for issuance any shares in the first quarter of 2007. The only activity in our equity section relates to the expensing of stock options granted as of December 31, 2006.

In the second quarter of 2007, shareholders exercised their right to convert 4,500 shares of preferred stock with a total par value of $45 to 1,200,000 shares of common stock with a total par value of $600. As a result, total additional paid-in capital decreased by $555. The conversion of preferred shares to common shares triggered the issuance of additional shares due to an anti-dilution clause from our 2004 Common Stock Offering. We issued 134,751 common shares on July 2, 2007, representing $23,042 of interest expense. The Company issued no other shares of either preferred or common stock in the third quarter.

As of September 30, 2007, we have instructed our SEC counsel to finalize all necessary paperwork for the issuance of shares comprising the remaining $100,064 in our common stock subscription.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from the Company's traded common stock for a two-year period from the date of grant up to the acquisition of INetEvents, Inc. in July 2003. The expected term of options granted is estimated at half of the contractual term as noted in the individual option agreements and represents the period of time that options granted are expected to be outstanding. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options.



                                          2006                                             2007
                                     _______________                                     _________

     Expected volatility             183.39%-189.44%     Expected volatility               212.88%
     Weighted-average volatility              45.92%     Weighted-average volatility        70.96%
     Expected dividends                   $        -     Expected dividends                      0
     Expected term (in years)                  2-4.5     Expected term (in years)                4
     Risk-free rate                    4.625%-4.875%     Risk-free rate                     4.013%


A summary of option activity under the Plan as of September 30, 2007, and changes during the period then ended is presented below:


                                                                        Weighted-Average
                                                                           Remaining          Aggregate
                                                   Weighted-Average       Contractual         Intrinsic
                Options               Shares        Exercise Price            Term              Value
_______________________________________________________________________________________________________

Outstanding at December 31, 2006     4,245,000         $  0.22

Granted                              3,185,000         $  0.15

Exercised                                    -               -

Forfeited or expired                         -               -
                                     _________
Outstanding at September 30, 2007    7,430,000         $  0.19                3.5            $1,079,811
                                     ==================================================================
Exercisable at September 30, 2007    7,245,000         $  0.19                3.5            $1,065,631
                                     ==================================================================


A summary of the status of the Company's non-vested shares as of September 30, 2007, and changes during the period ended September 30, 2007 is presented below:

                                                              Weighted-Average
                                                                 Grant-Date
         Non-vested Shares                      Shares           Fair Value
______________________________________________________________________________

Non-vested at December 31, 2006                         -               -

Granted                                         3,185,000        $   0.15

Vested                                         (3,000,000)       $   0.15

Forfeited                                               -               -
                                              ___________
Non-vested at September 30, 2007                  185,000        $   0.15
                                              ===========

We had 185,000 non-vested shares at September 30, 2007 valued at $14,180.

NOTE 4. NOTE RECEIVABLE

In the April 2007, we issued a note receivable for $50,000 to an independent third party. This receivable bears no interest and is convertible to a maximum of 10% of the third party's outstanding common stock in the event of default. Repayment was expected to begin in October of 2007; however, in September, we have fully allowed for the entire balance of this note. As of September 30, 2007, we do not expect to collect any cash from this loan or to convert the debt to common stock because of the dissolution of all business arrangements with the holder of the note.

NOTE 5. LINE OF CREDIT, RELATED PARTIES

Our Line of Credit with a related party matured on July 30, 2007. The Line of Credit was renewed during the third quarter of 2007 and now matures on July 30, 2008. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

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

OVERVIEW

We are a provider of credit and debit card-based payment processing services and Gift & Loyalty products to small merchants. As of September 30, 2007, we provided our services to thousands of merchants located across the United States. Our payment processing services enable our merchants to process traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone. Our Gift & Loyalty products enable our merchants to offer customized merchant branded gift and loyalty cards and programs.

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

As used in these Notes to the Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to International Card Establishment, Inc. and, unless the context indicates otherwise its consolidated subsidiaries. The Companies subsidiaries include NEOS Merchant Solutions ("NEOS"), a Nevada corporation, which provides smart card loyalty programs in an integrated vertical system for its customers, as well as other electronic payment services (merchant services); International Card Establishment ("ICE"), which provides electronic payment services (merchant services); and INetEvents, Inc. ("INET"), a Delaware Corporation, which was dormant in 2006 and 2005.

ANALYSIS OF BUSINESS

Over the past year, management has critically reviewed the operations of the Company to look for cost savings, efficiencies and better revenue streams. In 2006, the Company changed its processing of credit card transactions to a manner that allowed the recognition of gross processing revenues, and we restructured ourselves to be more cost effective and efficient. In 2007, the Company continues to look for additional cost savings and better revenue streams. We have significantly tightened our underwriting criteria for the purpose of lowering our exposure to bad debt for bank card processing. The initial impact of this new credit criterion caused the elimination of several large processing accounts and related revenue streams, which resulted in a decline of net revenues and gross profit for the period ended September 30, 2007 as compared to the period ended September 30, 2006. We anticipate that this trend will continue until such time as we are able to increase our overall gross sales under the new criteria. We are attempting to increase our sales agent base and identify strategic relations for resale of our services. There is no assurance that we will be successful in growing our agent base given the extremely competitive environment for recruiting sales agents or that attrition of our bank and gift & loyalty card portfolios will not continue to exceed new activations.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Results of operations consist of the following:


                           SEPTEMBER 30, 2007       SEPTEMBER 30, 2006        $ CHANGE        % CHANGE

Net Revenues                  $ 2,162,336              $ 2,827,008           $ (664,672)         (24%)
Cost of Revenues                1,416,596                1,636,215             (219,619)         (13%)
                           ___________________________________________________________________________
Gross Profit                      745,740                1,190,793             (445,053)         (37%)

Operating, General and
Administrative Costs            1,343,918                1,134,356              209,562           18%
                           ___________________________________________________________________________
Net Operating Loss            $  (598,178)             $    56,437           $ (654,615)       (1160%)

Net revenues decreased by $664,672 from $2,827,008 for the three months ended September 30, 2006 to $2,162,336 for the three months ended September 30, 2007 because of reduced sales due to tighter controls on new accounts, elimination of high risk accounts, and the reduction in residuals due to attrition to both the Merchant portfolios.

The costs associated with the merchant account services decreased by approximately 13% or $219,619 primarily due to a $430,665 decrease in commission expense, resulting from the consolidation of operations from our Neos subsidiary to ICE Nevada in the third quarter of 2006.

General and administrative costs increased by approximately $209,562 from $1,134,356 for the three months ended September 30, 2006 to $1,343,918 for the three months ended September 30, 2007 because of changes instituted in April of 2007 to the methodology used to measure the allowance for doubtful accounts and the corresponding bad debt expense. While theses changes have lowered net revenues and increased general and administrative expenses, their net effect is to increase the quality of reported earnings.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

Results of operations consist of the following:


                           SEPTEMBER 30, 2007       SEPTEMBER 30, 2006        $ CHANGE        % CHANGE

Net Revenues                  $ 6,929,718              $ 7,683,082           $ (753,364)         (10%)
Cost of Revenues                4,515,171                5,243,888             (728,717)         (14%)
                              ________________________________________________________________________
Gross Profit                    2,414,547                2,439,194              (24,647)          (1)%
Operating, General and
Administrative Costs            3,431,815                5,406,793           (1,974,978)         (37%)
                              ________________________________________________________________________
Net Operating Loss            $(1,017,268)             $(2,967,599)          $1,950,331          (66%)


Net revenues fell by 10% from $7,683,082 for the nine months ended September 30, 2006 to $6,929,718 compared to the nine months ended September 30, 2007 primarily because of reduced sales due to tighter controls on new accounts, elimination of high risk accounts, and the reduction in residuals due to attrition of the Merchant portfolio. Furthermore, these policies caused a corresponding $728,717 decrease in the cost of revenues from $5,243,888 for the nine months ended September 30, 2006 to $4,515,171 for the nine months ended September 30, 2007.

Operating, general, and administrative costs decreased by $1,974,978 from $5,406,793 for the nine months ended September 30, 2006 to $3,431,815 during the nine months ended September 30, 2007 primarily because of cost reductions of $500,778 in payroll expenses, $800,816 in compensation expense for stock option awards, $368,277 in bad debts expense, $118,830 in consulting fees, and $218,632 in office expenses relating to the consolidation of operations from the Irvine, CA office to our headquarters in Camarillo, CA. We do not expect dramatic fluctuations in expenses in future periods barring corresponding fluctuations in revenues.

LIQUIDITY AND CAPITAL RESOURCES

We are currently seeking to expand our merchant services offerings in bankcard and gift and loyalty. In addition, we are investigating additional business opportunities and potential acquisitions; accordingly we will require additional capital to complete the expansion and to undertake any additional business opportunities.


                           SEPTEMBER 30, 2007       SEPTEMBER 30, 2006        $ CHANGE        % CHANGE

Cash                          $   131,380              $   157,528           $  (26,148)         (17%)
Accounts Payable and
   Accrued Expenses           $   594,831              $   865,336           $ (270,505)         (31%)
Accounts Receivable, net      $    36,904              $    87,705           $  (50,801)         (58%)


We have financed our operations during the year primarily through sales and use of cash on hand. As of September 30, 2007, we had total current liabilities of $1,727,216 compared to $1,980,213 as of December 31, 2006. The decrease in current liabilities is primarily due to a decrease in Accrued Expenses and paying down Accounts Payable.

Cash decreased 17% as of September 30, 2007 due to the above and the issuance of a $50,000 Note Receivable in the second quarter.

As of September 30, 2007, our accounts receivable, net decreased to $36,904 compared to $87,705 at December 31, 2006. The relating allowance for doubtful accounts decreased from $280,595 at December 31, 2006 to $243,871 as of September 30, 2007 because of a wholesale restructuring of credit policies, the tightening of requirements for the extension of credit, the scrubbing of our accounts receivable portfolio of all risky accounts, and the implementation of an aggressive collections policy.

As of September 30, 2007, 4,500 shares of preferred stock were converted into 1,200,000 shares of common stock, resulting in a $555 decrease to additional paid-in capital. We had $131,380 cash on hand as of September 30, 2007 compared to $157,528 as of December 31, 2006. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and planned expansion.

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



                                       INTERNATIONAL CARD ESTABLISHMENT, INC.



Dated: November 12, 2007               By: /s/ WILLIAM LOPSHIRE
                                       ____________________________________
                                             William Lopshire
                                             Chief Executive Officer
                                             (Principal Executive Officer)



Dated: November 12, 2007               By: /s/ CANDACE MILLS
                                       ____________________________________
                                             Candace Mills
                                             Chief Financial Officer
                                             (Principal Accounting Officer)