Form 10KSB
period 2007-12-31
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2008-03-31
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-KSB


  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                  For the Fiscal Year Ended: December 31, 2007


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


                    Issuer's telephone number: (866) 423-2492


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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

State the registrant's revenues for its most recent fiscal year: $9,259,520 as of December 31, 2007.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $2,358,051 as of March 09, 2008.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 20, 2008, there were 35,286,449 shares of the registrant's common stock, $.0005 par value, outstanding.

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

Item 6.   Management's Discussion and Analysis . . . . . . . . . . . . . . . 19

Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . 23

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . 43

Item 8A.  Controls and Procedures  . . . . . . . . . . . . . . . . . . . . . 43

Item 8B.  Other Information . . . . . . . . . . . . . . . . . . . . . . . .  43

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act  . . . . . . . . 44

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . 45

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters . . . . . . . . . . . . . . . . .  47

Item 12.  Certain Relationships and Related Transactions . . . . . . . . . . 48

Item 13.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 49

Item 14.  Principal Accountant Fees and Services . . . . . . . . . . . . . . 50

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . 51

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

INDUSTRY OVERVIEW
The use of card-based forms of payment, such as credit and debit cards, by consumers in the United States has steadily increased over the past ten years. According to The Nilson Report purchases by U.S. consumers using credit will grow from $1.89 trillion in 2003 to $2.81 trillion in 2008 (8% CAGR) and Credit cards will comprise 47.7% of all transactions by 2009, up from 38.8% in 2004..The proliferation of credit and debit cards has made the acceptance of card-based payment a necessity for businesses, both large and small, in order to remain competitive. In its most recent publication on transaction processing, leading equity research firm Raymond James Financial reported that overall credit card transactions will grow domestically from an estimated 26.6 billion transactions in 2006 to 36.2 billion by 2010. Raymond James reported that total credit card purchase volume will grow from $1.8 trillion in 2006 to $2.6 trillion by 2010, with average tickets increasing from $70.10 per transaction to $71.50 over the same period.

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

INCREASED CARD ACCEPTANCE BY SMALL BUSINESSES. The proliferation of credit and debit cards has made the acceptance of card-based payment a necessity for businesses, both large and small, in order to remain competitive. As a result, many of these small to medium-sized businesses are seeking, and we expect many new small to medium-sized businesses to continue to seek to provide customers with the ability to pay for merchandise and services using credit or debit cards, including those in industries that have historically accepted cash and checks as the only forms of payment for their merchandise and services. Historically, the larger acquiring banks have marketed credit card processing services to national and regional merchants and have not focused on small to medium-sized merchants, as small to medium-sized merchants are often perceived as too difficult to identify and expensive to service.

GROWTH IN CARD-NOT-PRESENT TRANSACTIONS. Market researchers expect dramatic growth in card-not-present transactions due to the rapid growth of the Internet. $259 billion of online sales including travel are expected in 2007 in USA, an 18% increase from the previous year, as forecasted by the State of Retailing Online 2007 report from the National Retail Federation (NRF) and Shop.

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

MAINTAIN A STABLE AND GROWING RECURRING REVENUE BASE

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

GROWTH STRATEGY

ICE's growth strategy is to pursue external growth by constantly expanding its independent agent base and to utilize its proprietary Gift & Loyalty platform to reach an even greater number of merchants than bank card alone. Through the use of its agent relationships, ICE obtains new merchant accounts by offering merchants technologically advanced products and services with better levels of service than those obtainable from other sources.

MARKETING

ICE's marketing strategy is to solicit prospective merchants primarily through independent outside agents. Our independent outside agents use a variety of self-directed marketing methods to reach potential merchants. Under these arrangements, ICE often obtains the exclusive endorsement of the outside agents.

PROCESSING RELATIONSHIPS

ICE markets credit and debit card based payment processing services pursuant to a contractual relationship (the "Processing Agreement") with First Data Merchant Services Corporation ("FDMS"), Financial Transactions Services, LLC and BancorpSouth Bank, a processing bank and member of Visa and MasterCard. The Processing Agreement provides that BancorpSouth Bank will process merchant credit card transactions as an Acquiring bank and that FDMS is responsible for all other processing and accounting functions relating to the clearing and settlement of credit card transactions, including merchant processing and settlement; merchant credit research; merchant activation and approval; merchant security and recovery; merchant customer services; merchant chargeback and retrieval services; and other related back office services. The Processing Agreement provides ICE is paid its aggregate merchant's net processing revenue and ancillary fees, on a monthly basis, for as long as the merchants utilize ICE for bank card processing.

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

MERCHANT CLIENTS

ICE serves a diverse portfolio of small to medium-sized merchant clients, primarily in general retail industries. Currently, no one customer accounts for more than 10% of ICE's charge volume. This client diversification has contributed to ICE's growth despite the varying economic conditions of the regions in which its merchants are located.

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

THE BUSINESS OF OUR SUBSIDIARY NEOS

On September 9, 2004, the Company completed an Agreement and Plan of Merger with NEOS Merchant Solutions, Inc. ("NEOS"), a Nevada corporation. As of September 9, 2004, NEOS became our wholly-owned subsidiary. Through our NEOS subsidiary, we provide turnkey "Smart Card"-based as well as traditional "Magnetic Stripe Card"-based solutions for merchants wishing to offer automated gift and loyalty services. These programs provide small merchants additional value through integrated loyalty programs which drive repeat business and through other optional integrated products offering merchants automated data capture and storage of personal information on the merchant's customer base. The merchant is provided customized merchant branded proprietary gift and loyalty cards. NEOS incorporates a merchant's existing logo and artwork, or design custom artwork for an additional fee, for use on the gift and loyalty cards.

NEOS is an information and financial transaction application service provider specializing in "Gift and Loyalty" products and point of sale financial transaction services to small and medium retail merchants. NEOS integrates its proprietary "Gift and Loyalty" software with existing point of sale payment processing (i.e. traditional credit, debit, check verification, I.D. verification), thereby consolidating its retail merchant revenue enhancing solutions with commodity driven payment processing services. NEOS' primary product is a unique full function, turnkey front and back-end gift and loyalty solution, primarily utilizing the fast emerging smart card technology as well as magnetic stripe, today's prominent medium for transaction processing. NEOS controls the entire environment for this product by utilizing a closed loop software platform consisting of transaction based terminal software and hardware and integrated POS solutions at the point of sales that process all activity through the NEOS host called "MATRIXX" for all smart and magnetic stripe card related gift and loyalty card activity. The system split dials or re-directs electronic payment processing related transactions to the appropriate processing entity for credit, debit, check and other commodity transaction elements.

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

     o POS TERMINAL APPLICATION SOFTWARE - proprietary software allows up to six standard variations of gift and loyalty to facilitate various key market criteria and I.D. verification capable of reading line three of a magnetic-stripe card.

     o CHIP LEVEL (SMART CARD) OPERATING SYSTEM - an application that mirrors ongoing transaction data and stores customer specific or merchant specific information to assist I.D., buying trends, demographics, etc.

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

MARKET OUTLOOK
Statistics show "Gift and Loyalty" products enhance retention of existing customers and increase new customers resulting in additional revenue to the retail business. We believe "Gift and Loyalty" is more than a valuable method of payment, but a preferred method of payment The TowerGroup, a subsidiary of MasterCard, estimated that total 2006 gift card sales topped $80 billion, a 20 percent increase over 2005. The National Retail Federation estimates that gift card sales in the 2007 holiday season will total $26.3 billion, a 6 percent increase over the $24.8 billion in 2006 holiday sales. As for gift cards, never before has a product enabled a retailer to have his own currency. Once value is placed on a gift card, it can only be redeemed at that merchant's location. This money goes directly into the retailers account prior to investing in inventory or any other business expense. Retail returns have historically meant cash back, and the money usually walks out the front door and is spent on another retailer's goods or services. With this program the retailer's policy places the return value on the gift card requiring the consumer to spend those dollars in their establishment. This policy has become the standard rather than the exception in many retailers across the country.

In addition, major retail gift and return programs are magnetic stripe based, requiring each transaction dial to a host just as a credit card authorization or debit transaction. Each transaction creates a communication or access fee, a "per transaction fee". The cost associated with this "per transaction fee" is the primary reason that loyalty programs have experienced limited use. The NEOS solution performs the entire gift and loyalty transaction at the terminal level and posts the transaction data on the terminal for once a day batch processing to the host and posts to the smart card as well, eliminating fraud. NEOS in most instances charges a one-time monthly transaction fee averaging $50. The magnetic stripe solution averages $.15 to $.25 per transaction. For instance, loyalty in one location, a coffee shop (example: Starbucks) could perform 300 loyalty transactions a day or approximately 9,000 transactions a month for a monthly transaction cost of between $1,350 and $2,250. This is the first technology that brings gift and loyalty to one card and makes it affordable for small, mid and large tier retailers. Gift and loyalty product is considered a value added lead product and possesses a high retention characteristic in the small to mid enterprise ("SME") segment over traditional payment processing solutions. Payment processing has become a commodity, which has eroded profitability and made retention of customers an increasingly difficult task. Recognizing the merchant retention benefits of "Gift and Loyalty" and the merchant benefit of integrating other electronic payment transactions options onto one platform gives NEOS a significant strategic and competitive advantage at the point of sale. Leveraging these electronic payment transactions options provide the merchant real value enhancement from a consolidation of system and support. We believe our future value will be based on four primary variables: our proprietary technology, "Gift and Loyalty" revenue, payment processing revenue and the combined "Gift and Loyalty" and credit card merchant portfolios.

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

GROWTH STRATEGY AND COMPETITORS

Due to our technology and the retail market demand for "Gift and Loyalty", NEOS is positioned to be a significant provider in this market. Worldwide credit card use has produced transaction volumes of nearly $2 trillion dollars, and no slow down is in sight. Merchants are excellent targets for new terminal sales as Visa, MasterCard and American Express begin to deploy millions of "smart cards" (chip cards). As these merchants graduate from magnetic stripe and manual data transfer to this new technology, they will need to have devices to read these cards. Despite this increase in demand for non-cash transaction capabilities, merchants are slow to adopt the latest technologies without demonstrable returns on investment. Business terminations reached an all-time high of 564,900 in 2006, per the Small Business Administration, and merchants are wary of making investments in unproven technologies that could tip the scales towards closing the doors. With the ultimate objective of keeping merchants not only in business but continuing to grow profitably, the proliferation of many integrated technologies involving smart cards provides a market opportunity for NEOS services and products that is ever expanding.

NEOS' believes it has an opportunity to aggressively penetrate the small and medium enterprise SME segment of the merchant market place. NEOS believes there is a tremendous need for differentiating products and services in this sector of the industry in order to solidify merchant loyalty in the SME market. The Company plans to generate continuous organic growth through strategies involving and leveraging its Gift and Loyalty platform through the ICE independent outside sales force and through strategic relationships with other businesses that market products to the SME merchant segment.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION

As of December 31, 2007, we have no patents, trademarks, franchises, concessions, royalty agreements or labor contracts.

EMPLOYEES

As of December 31, 2007, we had 23 full-time employees. Management believes that its relationship with its employees is excellent. None of our employees are members of a collective bargaining unit.

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

                         RISKS RELATING TO OUR BUSINESS

WE HAVE A HISTORY OF OPERATING LOSSES AND WILL NEED TO GENERATE SIGNIFICANT REVENUES TO ACHIEVE OR MAINTAIN OUR PROFITABILITY.

Since inception, we have been engaged in activities relating to the establishment of our payment processing business and developing a portfolio of merchant accounts to grow our business, both of which require substantial capital and other expenditures. As a result, we have not sustained profitability, and may continue to incur losses in the future. We had a net loss before discontinued operations of $3,969,075 for the year ended December 31, 2007 and a net loss before discontinued operations of $3,038,238 for the year ended December 31, 2006. We expect our cash needs to increase significantly for the next several years as we:

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

ICE markets credit and debit card based payment processing services pursuant to the Processing Agreement with FTS and BancorpSouth Bank. The Processing Agreement provides that ICE bears full liability for any unfulfilled chargebacks or merchant fraud. ICE began boarding merchants under the Processing Agreement in late March of 2005. In line with industry standards, we will continue to maintain a reserve of .0005 of aggregate Visa/MasterCard sales volume of processing merchant accounts and analyze on a monthly basis, the need to adjust such reserve to appropriately properly mitigate merchant chargebacks and/or fraud.

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

Currently, we do not have any patents, copyrights or registered marks. We rely on common law rights to protect our marks and logos. We do not rely heavily on the recognition of our marks to obtain and maintain business. We may apply for trademark registration for certain of our marks in the future. However, we cannot assure you that any such applications will be approved. Even if they are approved, these trademarks may be successfully challenged by others or invalidated. If our trademark registrations are not approved because third parties own these trademarks, our use of these trademarks will be restricted or completely prohibited unless we enter into agreements with these parties which may not be available on commercially reasonable terms, or at all.

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

                       RISKS RELATING TO OUR COMMON STOCK

THE POSSIBLE RULE 144 SALES BY EXISTING SHAREHOLDERS MAY HAVE AN ADVERSE EFFECT ON THE MARKET VALUE OF THE COMPANY AND THE PRICE OF THE STOCK.

Of our presently outstanding 35,286,449 shares of common stock 3,565,000 are "restricted securities" for purposes of the federal securities laws, and in the future they may be sold in compliance with Rule 144 adopted under the Act. Rule 144 provides in part that a person who is not an affiliate and who holds restricted securities for a period of one year may sell all or part of such securities. In addition, since we will be filing certain informational reports with the Securities and Exchange Commission, and if certain other conditions are satisfied, Rule 144 will allow a person (including an affiliate) holding restricted securities for a period of six months to sell each three months, provided he or she is not part of a control group acting in concert to sell, an amount equal to the greater of the average weekly reported trading volume of the stock during the four calendar weeks preceding the sale, or one percent of the our outstanding common stock. We cannot predict the effect, if any, that any such sales of common stock, or the availability of such common stock for sale, may have on the market value of the common stock prevailing from time to time. Sales of substantial amounts of common stock by shareholders, particularly if they are affiliates, could have a material adverse effect upon the market value of the common stock.

THERE MAY BE A VOLATILITY OF OUR STOCK PRICE.

Since our common stock is publicly traded, the market price of the common stock may fluctuate over a wide range and may continue to do so in the future. The market price of the common stock could be subject to significant fluctuations in response to various factors and events, including, among other things, the depth and liquidity of the trading market of the common stock, quarterly variations in actual or anticipated operating results, growth rates, changes in estimates by analysts, market conditions in the industry (including demand for Internet access), announcements by competitors, regulatory actions and general economic conditions. In addition, the stock market from time to time experiences significant price and volume fluctuations, which have particularly affected the market prices of the stocks of high technology companies, and which may be unrelated to the operating performance of particular companies. As a result of the foregoing, our operating results and prospects from time to time may be below the expectations of public market analysts and investors. Any such event would likely result in a material adverse effect on the price of the common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located in approximately 3,950 square feet of leased office space at 555 Airport Way, Suite A, Camarillo, CA 93010. The offices of our technical personnel are located in approximately 1,000 square feet at 23631 Crown Valley Parkway, Mission Viejo, CA 92691. We believe that these facilities are adequate for our current operations and, if necessary, can be replaced with little disruption to our company.

ITEM 3. LEGAL PROCEEDINGS.

In 2007, ICE was served a subpoena by the receiver for a company seized by the FTC. The receiver's counsel felt that ICE was not acting quickly enough on the subpoena so they filed a motion to hold ICE in contempt. The payment of $8,451 is to pay the attorneys' fees that the receiver incurred in filing that motion. There are no other fees or costs the receiver is alleging is owed. There are no material legal proceedings pending or, to our knowledge, threatened against us or any of our subsidiaries.

ITEM 4. SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS.

During our fiscal year ended December 31, 2007, there were no matters submitted to the Company's security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information.

The Company's common stock is currently traded on the Over-the-Counter ("OTC") Bulletin Board System under the symbol "ICRD." The following table sets forth the trading history of the common stock on the OTC Bulletin Board for each quarter of fiscal years ended December 31, 2007 and 2006, as reported by Smallcapcenter.com.

                                                    High           Low
                                                    ____           ___
     2007
             First Quarter                          0.24          0.182
             Second Quarter                         0.26          0.15
             Third Quarter                          0.175         0.09
             Fourth Quarter                         0.17          0.06
     2006
             First Quarter                          0.33          0.10
             Second Quarter                         0.33          0.15
             Third Quarter                          0.30          0.14
             Fourth Quarter                         0.31          0.14


(b) Holders.

As of March 20, 2008, there are 100 shareholders of record of the Company's common stock.

CAPITAL STOCK.

We are authorized to issue 100,000,000 shares of common stock $.0005 par value and 10,000,000 shares of preferred stock at $.01 par value. As of March 20, 2008, there were 35,286,449 common shares and 54,000 preferred shares issued and outstanding. All shares of common stock outstanding are validly issued, fully paid and non-assessable.

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

RIGHTS OF THE PREFERRED STOCK

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

As disclosed above in Note 6, the Company accrued for Preferred Stock Dividends $ 0 as of December 31, 2007 and 2006, respectively. In the second quarter of 2006, the Company amended the preferred share agreements above with the shareholders to remove the dividend reference. Consideration for all dividends accrued as of June 22, 2006 were paid via issued of 1,450,973 in the Company's common stock. Total dividends accrued and paid (cash and stock issuance), inclusive of the beneficial conversion accounted for as preferred dividends, totaled $0 and $199,844 as of December 31, 2007 and 2006, respectively.

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
                          OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES REFLECTED
PLAN CATEGORY               WARRANTS AND RIGHTS       WARRANTS AND RIGHTS               IN COLUMN (A))
                                    {A}                       {B}                            {C}

Equity compensation             4,356,000                     $0.22                         644,000
plans approved by
security holders

Equity compensation             3,074,000                     $0.15                           -0-
plans not approved by
security holders

Total                           7,430,000                     $0.19                         644,000


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Our Management, Discussion and Analysis ("MD&A") is provided as a supplement to our audited financial statements to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A section is organized as follows:

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

o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the year ended December 31, 2007 ("Fiscal 2007") compared to the year ended December 31, 2006 ("Fiscal 2006"). A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the year ended December 31, 2007.

EXECUTIVE SUMMARY

Our strategy is to grow profitably by increasing our penetration of the expanding small merchant marketplace for payment and Gift & Loyalty card based products. We find these merchants through our ISO and agent channels of distribution and intend to make additional acquisitions on an opportunistic basis in this fragmented segment of the industry.

OVERVIEW

We are a rapidly growing provider of credit and debit card-based payment processing services and Gift & Loyalty products to small merchants. As of December 31, 2007, we provided our services to numerous ISOs and thousands of merchants located across the United States. Our payment processing services enable our merchants to process traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2006

Results of operations consist of the following:


                                   December 31, 2007     December 31, 2006      Difference       %
                                   _________________________________________________________________

Net Revenues                          $ 9,222,659           $10,765,826        $(1,543,167)     (14)
Cost of Revenues                        6,014,944             7,157,403         (1,142,459)     (16)
                                   _________________________________________________________________
Gross Profit                            3,207,715             3,608,423           (400,708)     (11)
Operating, General,
  and Administrative Costs              6,972,565             6,515,470            457,095        7
                                   _________________________________________________________________
Net Operating Loss                    $(3,764,850)          $(2,907,047)       $  (857,803)     (30)
                                   =================================================================

Net revenues decreased by $1,543,167 or 14% from $10,765,826 to $9,222,659 mainly due to the tightening of credit policies. Risky accounts were not signed and questionable accounts were written off. Residuals decreased by approximately $220,000 because of the write-off of high risk accounts. Sales dropped by approximately $500,000 because fewer merchants were signed as a result tighter credit policies; furthermore, equipment sales fell by approximately $210,000 as a result of more restrictive credit screening policies. The decrease in cost of revenues of $1,142,459 or 16% from $7,157,408 to $6,014,944 is directly related to a comparable decrease in revenues.

Operating, general and administrative costs increased by approximately $460,000 or 7% from $6,515,470 to $6,972,565 mainly due to the recognition of impairment on our merchant portfolios of approximately $3,650,000. Without this nonrecurring impairment charge, our overall expenses would ahve decreased by nearly 50% due to the closing of two offices, the corresponding reduction of staff, and the reduction of bad debt expense due to the tightening of credit policies.

The change in position of cash, accounts payable and accrued expenses, and accounts receivable consist of the following:


                                   December 31, 2007     December 31, 2006      Difference       %
                                   _________________________________________________________________

Cash                                  $   126,149           $   157,528        $   (31,379)     (20)
Accounts Payable and
  Accrued Expenses                    $   619,375           $   865,336        $  (245,961)     (28)
Accounts Receivable                   $    27,059           $    87,706        $   (60,646)     (69)


Cash decreased by approximately $31,000 or 20% from $157,528 to $126,149 due to the paying down of outstanding debt obligations and accounts payable.

Accounts Payable and Accrued Expenses fell by approximately $245,000 or 28% from $865,336 to $619,375 because of a reduction in the reserve for merchant chargebacks due to the scrubbing of high risk accounts and the paying down outstanding payables.

Accounts Receivable fell by approximately $60,000 or 69% from $87,706 to $27,059 because of the tightening credit extension policies and the write-off of uncollectible or high-risk accounts.

Management believes that it is moving toward profitability. We plan to attain profitability and meet cash flow needs going forward as follows:

     1. Management believes that the increase in revenue we have experienced will continue as a result of the operations of its subsidiaries ICE and NEOS.

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

We have financed our operations during the year primarily through the receipt of proceeds of $754,396 from our line of credit with a related party sales of common stock subscriptions and use of cash on hand.

We had $126,149 cash on hand as of December 31, 2007 compared to $157,528 cash on hand as of December 31, 2006. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and planned expansion. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

ITEM 7. FINANCIAL STATEMENTS.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2007
                                DECEMBER 31, 2006

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES

                                    CONTENTS



REPORT OF THE INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM ON THE
CONSOLIDATED FINANCIAL STATEMENTS                                            24
________________________________________________________________________________



CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets                                               25

   Consolidated Statements of Operations                                     26

   Consolidated Statements of Stockholders' Equity                           28

   Consolidated Statements of Cash Flows                                     29

   Notes to Consolidated Financial Statements                                31

________________________________________________________________________________

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders' of International Card Establishment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of International Card Establishment, Inc. (a Delaware corporation) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Card Establishment, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

MENDOZA BERGER & COMPANY, LLP




Irvine, California
March 24, 2008


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,     December 31,
                                                                                          2007             2006
                                                                                  ____________     ____________
                                     ASSETS
CURRENT ASSETS
     Cash                                                                         $    126,149     $    157,528
     Accounts receivable, trade, net of allowance of $225,425 and $280,595
        as of December 31, 2007 and 2006, respectively                                  27,059           87,705
     Inventory                                                                         109,628           71,709
     Other receivables                                                                 268,779          372,995
     Notes receivable, net of allowance of $50,000 and $0 as
of
        December 31, 2007 and 2006, respectively                                         6,428           15,154
                                                                                  ____________     ____________
            Total current assets                                                       538,043          705,091
                                                                                  ____________     ____________

FIXED ASSETS, net of accumulated depreciation of $2,983,007 and $2,222,776
     as of December 31, 2007 and 2006, respectively                                      6,320          859,551
INTANGIBLE ASSETS                                                                    1,820,300        5,270,141
GOODWILL                                                                                87,978           87,978
OTHER NON-CURRENT ASSETS                                                               117,700          117,818
                                                                                  ____________     ____________

                   Total assets                                                   $  2,570,341     $  7,040,579
                                                                                  ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                             $    106,394     $    256,908
     Accrued expenses                                                                  512,981          608,428
     Current portion of notes payable                                                   42,613          104,473
     Current portion of notes payable, related parties                                 400,000          480,000
     Line of credit, related parties                                                   606,582          510,629
     Current portion of capital lease                                                        -           19,775
                                                                                  ____________     ____________

            Total current liabilities                                                1,668,570        1,980,213

NOTES PAYABLE, RELATED PARTY                                                                 -          360,000
NOTES PAYABLE, LONG TERM                                                                     -           42,613
LONG-TERM PORTION OF CAPITAL LEASE                                                           -           63,849
                                                                                  ____________     ____________

                   Total liabilities                                                 1,668,570        2,446,675

COMMITMENTS & CONTINGENCIES                                                                  -                -
STOCKHOLDERS' EQUITY
     Preferred stock: $.01 par value; authorized 10,000,000 shares;
        issued and outstanding: 54,000 and 58,500 shares at
        December 31, 2007 and 2006, respectively                                           540              585
     Common stock: $.0005 par value; authorized 100,000,000 shares;
        issued and outstanding: 35,286,449 and 33,951,698 shares
        at December 31, 2007 and 2006, respectively                                     17,643           16,976
     Common stock subscribed                                                           100,064          100,064
     Additional paid-in capital                                                     19,544,354       19,281,810
     Accumulated deficit                                                           (18,760,830)     (14,805,531)
                                                                                  ____________     ____________
            Total stockholders' equity                                                 901,771        4,593,904
                                                                                  ____________     ____________
                   Total liabilities and
                   stockholders' equity                                           $ 2 ,570,341     $  7,040,579
                                                                                  ============     ============


See Accompanying Notes to Consolidated Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Years ended
                                                         December 31,     December 31,
                                                                 2007             2006
                                                         ____________     ____________

Revenues:
         Merchant services revenues                      $  8,304,759     $  9,760,028
         Equipment sales                                      954,761        1,162,582
         Less:  sales returns and allowances                  (36,861)        (156,784)
                                                         ____________     ____________
   Net revenue                                              9,222,659       10,765,826

Cost of revenue:
   Commissions                                              1,005,914        1,245,800
   Cost of sales                                            4,720,855        5,346,343
   Cost of sales - equipment                                  288,175          565,260
                                                         ____________     ____________

        Cost of revenue                                     6,014,944        7,157,403
                                                         ____________     ____________

           Gross profit                                     3,207,715        3,608,423
                                                         ____________     ____________

Operating, general, and administrative expenses:
   General, administrative and selling expenses             2,540,923        5,286,889
   Restructuring charges                                            -          207,335
   Depreciation                                               781,931        1,021,246
   Impairment of merchant portfolios                        3,649,711                -
                                                         ____________     ____________
           Total operating, general, and
           administrative expenses                          6,972,565        6,515,470
                                                         ____________     ____________


           Net operating loss                              (3,764,850)      (2,907,047)

Non-operating income (expense):
   Interest income                                                559              644
   Interest expense                                          (130,858)        (131,855)
   Legal settlement                                            (8,451)               -
   Loss on lease settlement                                   (51,699)               -
                                                         ____________     ____________

           Total non-operating(loss)                         (190,449)        (131,191)
                                                         ____________     ____________

   Net loss before discontinued operations                 (3,955,299)      (3,038,238)

Discontinued operations:
   Loss from operations of discontinued segment
    (including loss on disposal of $543,069)                        -         (516,993)
                                                         ____________     ____________

   Net loss before preferred dividends                     (3,955,299)      (3,555,231)

   Dividends paid on preferred shares                               -          199,844
                                                         ____________     ____________

   Net loss allocable to common shareholders             $ (3,955,299)    $ (3,755,075)
                                                         ============     ============



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (CONTINUED)


                                                                  Years ended
                                                         December 31,     December 31,
                                                                 2007             2006
                                                         ____________     ____________

   Earnings per share from continuing operations         $      (0.11)    $      (0.10)
                                                         ============     ============
   Earnings per share from discontinued operations       $          -     $      (0.02)
                                                         ============     ============
   Earnings per share                                    $      (0.11)    $      (0.12)
                                                         ============     ============
   Average number of shares
   of common stock outstanding-Basic and Diluted           34,748,752       30,916,668
                                                         ============     ============

   Dividends Per Share                                   $          -     $       3.42
                                                         ============     ============

See Accompanying Notes to Consolidated Financial Statements.




                                           INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                      Common or
                                Preferred Stock       Common Stock       Additional   Preferred
                                _______________   ____________________     Paid-In      Stock        Accumulated
                                Shares   Amount     Shares     Amount     Capital     Subscribed        Deficit       Total
                                ______   ______   __________   _______   ___________  __________    ____________   ___________

Balance, December 31,
   2005                         62,000   $  620   29,337,392   $14,669   $17,987,902  $        -    $(11,050,456)  $ 6,952,735

Common stock subscribed                                                                  100,064                       100,064
Preferred stock dividend                                                                                (199,844)     (199,844)
Preferred stock dividend
   paid via common stock                           1,450,973       725       233,347                                   234,072
Legal settlement                                      80,000        40        21,560                                    21,600
Common stock sold at
   $0.10 per share                                 2,150,000     1,075       213,925                                   215,000
Stock based compensation                                                     825,508                                   825,508
Conversion of preferred
   shares to common shares      (3,500)     (35)     933,333       467          (432)                                        -
Net loss, December 31, 2006                                                                           (3,555,231)   (3,555,231)
                                ______   ______   __________   _______   ___________  __________    ____________   ___________
Balance, December 31,
    2006                        58,500      585   33,951,698    16,976    19,281,810     100,064     (14,805,531)    4,593,904
                                ______   ______   __________   _______   ___________  __________    ____________   ___________

Stock based compensation                                                     240,124                                   240,124
Conversion of preferred
   Shares to common shares      (4,500)     (45)   1,200,000       600          (555)                                        -
Anti-dilution clause of 2003
    common stock financing                           134,751        67        22,975                                    23,042
Net Loss, December 31, 2007                                                                           (3,955,299)   (3,955,299)
                                ______   ______   __________   _______   ___________  __________    ____________   ___________
Balance, December 31,
    2007                        54,000   $  540   35,286,449   $17,643   $19,544,354  $  100,064    $(18,760,830)  $   901,771
                                ======   ======   ==========   =======   ===========  ==========     ===========   ===========


See Accompanying Notes to Consolidated Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Years ended
                                                        December 31,     December 31,
                                                                2007             2006
                                                        ____________     ____________

Cash Flows From
Operating Activities:

    Net loss                                             $(3,955,299)     $(3,555,231)
    Loss on disposal                                               -          543,069
    Restructuring charges                                          -          207,335
    Loss on lease settlement                                  51,699                -
    Depreciation                                             781,931        1,021,246
    Allowance for doubtful accounts                           (5,169)         248,864
    Common stock subscribed for salaries                           -           43,064
    Stock issued for consulting fees                               -           21,600
    Stock issued for anti-dilution clause                     23,042                -
    Stock award compensation                                 240,124          825,508
    Non-cash advancements from line of
       credit, related party                                 739,565          533,221
    Impairment of merchant portfolios                      3,649,711                -
    Other non-cash items, net                                      -           30,269
    Non-cash items due to
       discontinued operations                                     -           26,623
    Adjustments to reconcile net loss to cash
         used in operating activities:
    Changes in assets and liabilities
      Decrease in accounts receivable                        115,816          158,500
      Increase in inventory                                  (37,919)         (21,025)
      Increase in other receivables                          104,215         (259,348)
      Decrease in prepaid expenses                                 -          343,848
      (Increase)decrease in other non-current assets            (435)           5,810
      Decrease in accounts payable                          (214,536)        (120,378)
      Decrease in accrued expenses                           (95,449)         (66,793)
                                                         ___________      ___________

        Net cash provided by (used in)
          operating activities                             1,397,296          (13,818)
                                                         ___________      ___________

Cash Flows From Investing Activities:
    Acquisitions, net of attrition                          (199,871)        (483,089)
    Purchase of equipment                                          -          (35,310)
    Proceeds from the sale of discontinued segment                 -          701,443
    Issuance of notes receivable                             (50,000)         (15,000)
    Payments received toward notes receivable                  9,281                -
                                                         ___________      ___________

        Net cash (used in) provided
          by investing activities                           (240,590)         168,044
                                                         ___________      ___________



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   CONTINUED)

                                                                 Years ended
                                                        December 31,     December 31,
                                                                2007             2006
                                                        ____________     ____________
Cash Flows From Financing Activities:
    Related party notes payable, net                               -          (76,333)
    Proceeds from notes payable                               70,000                -
    Proceeds from line of credit, related party              754,396          447,600
    Payments on capital lease                                      -           (9,376)
    Payments on notes payable, related party                (440,000)        (200,000)
    Payments on notes payable                               (174,473)        (651,436)
    Payments on line of credit, related party             (1,398,008)        (470,192)
    Proceeds from sale of common stock                             -          215,000
                                                         ___________      ___________

         Net cash (used in) provided by
            financing activities                          (1,188,085)        (744,737)
                                                         ___________      ___________

         Net decrease in cash                                (31,379)        (590,511)

Cash, beginning of period                                    157,528          748,040
                                                         ___________      ___________

Cash, end of period                                      $   126,149      $   157,528
                                                         ===========      ===========

Supplemental Cash Flow Disclosures:
 Cash paid for interest                                  $    91,936      $   113,526

 Cash paid for income taxes                              $         -      $         -

 Non-cash financing and investing activities:

     Notes payable reclassified from accounts payable    $         -      $   291,589

  Capital lease, accounting software                     $         -      $    93,000

  Merchant portfolios purchased through common
   stock subscription                                    $         -      $    57,000

  Merchant portfolios purchased through related-
   party notes payable                                   $         -      $ 1,040,000

  Payment of accrued preferred stock dividend with
    common stock; accrual December 2005 -
    June 2006                                            $         -      $   234,073

  Abandonment of fixtures due to relocation              $         -      $     5,131

  Preferred share dividends paid via common stock        $         -      $   199,844

  Preferred share conversions to common stock -
    see Shareholder's Equity                             $         -      $         -


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

As used in these Notes to the Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to International Card Establishment, Inc. and, unless the context indicates otherwise its consolidated subsidiaries. The Company's subsidiaries include NEOS Merchant Services ("NEOS"), a Nevada corporation, which provides smart card loyalty programs in an integrated vertical system for its customers, as well as other electronic payment services (merchant services); International Card Establishment ("ICE"), which provides electronic payment services (merchant services); and INetEvents, Inc. ("INET"), a Delaware Corporation, which has been dormant since 2005.

The Company's subsidiary, GlobalTech Leasing ("GLT"), a California corporation, which provides lease funding for equipment supplied by the Company to its customers, as well as numerous other unrelated merchant service providers, was sold in 2006. GTL comprised the Company's entire Leasing Services segment of the Company.

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

CASH
For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2007 and 2006.

CONCENTRATIONS
The Company maintains cash balances at several highly-rated financial institutions in California. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2007 and 2006 the Company had one account in excess of the $100,000 insured amount.

Due to the number of customers that we process credit card transactions for we are not dependant on a limited number of customers for the generation of revenues.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company estimates its accounts receivable risks and provides allowances for doubtful accounts accordingly. The Company believes that its credit risk for accounts receivable is limited because of its large number of customers and the relatively small account balances for most of its customers. Also, the Company's customers are dispersed across different business and geographic areas. The Company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis. The evaluation includes historical loss experience, length of time receivables are past due, adverse situations that may affect a customer's ability to repay and prevailing economic conditions. The Company makes adjustments to its allowance for doubtful accounts if the evaluation of allowance requirements differs from the actual aggregate reserve. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

INVENTORY
Inventories are stated at the lower of cost or market. Cost is determined using the first in, first out method. The Company's inventories consist primarily of electronic merchant processing machines, gift and loyalty cards, and their corresponding printing supplies.

FIXED ASSETS
Furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. Leased assets qualifying for capital lease treatment have been included in Fixed Assets and related Accumulated Depreciation accounts in these financial statements. Leased assets consist of laptops, which are depreciated in accordance with the Company's policy.

Estimated service lives of property and equipment are as follows:

                    Furniture and fixtures    3 years
                    Equipment and machinery   3 - 5 years
                    Software                  5 years

INCOME TAXES
Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "Accounting for Income Taxes," and clarified by FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

During the year ended December 31, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which supplements SFAS No. 109, "Accounting for Income Taxes," by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position, If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits. No benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

FAIR VALUE
The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivables, net, accounts payable, and accrued expenses approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

GOODWILL AND INTANGIBLES
Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business acquisitions. In 2007 and 2006, the Company's annual goodwill impairment test did not identify an impairment of goodwill.

The Company capitalizes intangible assets such as the purchase of merchant and gift loyalty accounts from portfolio acquisitions (i.e. the right to receive future cash flows related to transactions of these applicable merchants) (See
Note 5). At least annually, the Company performs a census of merchant accounts received in such acquisitions, analyzing the expected cash flows, and adjusts the intangible asset accordingly. In 2006, the Company purchased merchant and gift card portfolios in the amount of $1,825,177 and $25,720 respectively, that were not related to a business combination or acquisition; at December 31, 2006 the Company recognized direct write offs of $229,228. At December 31, 2007, the Company recognized an impairment of $3,649,711 in merchant and gift card portfolios by writing them down to their appraised value.

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

If the embedded derivative instrument is determined not to be clearly and closely related to the host contract, is not currently measured at fair value with changes in fair value reported in earnings, and the embedded derivative instrument would qualify as a derivative instrument, the embedded derivative instrument is recorded apart from the host contract and carried at fair value with changes recorded in current-period earnings. As of December 31, 2007 and 2006 we determined that none of our embedded financial instruments qualified for this treatment and that the embedded instruments qualified for the derivative accounting exemption as they are both indexed to our stock and classified in the stockholders' equity section of our consolidated balance sheets. We have accounted for any calculated beneficial conversion feature as either interest expense or dividends paid, based on the nature of the host contract.

REVENUES
The Company provides merchant services, customer support for merchants and other Merchant Services providers, and sells merchant point-of-sale and credit card processing equipment. Revenue is recognized as customer services are provided.

The Company provides merchant services to customers for the acceptance and processing of electronic payments. Credit card processing fees are recognized as incurred. Sales and cost of sales of equipment are recognized when the equipment is provided and the customer accepts responsibility for the payment of the equipment.

ADVERTISING
Advertising costs are charged to operations as incurred. Advertising costs for the years ended December 31, 2007 and 2006 were $58,187 and $551, respectively.

RECLASSIFICATION
Certain reclassifications, which have no effect on net loss, have been made in the prior period financial statements to conform to the current presentation.

NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008. We do not expect that the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, "NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS--AN AMENDMENT OF ARB NO. 51" ("SFAS No. 160"). SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The noncontrolling interest's portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscals years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 160 will have a material impact on our financial condition or results of operation.

In December 2007, the FASB issued SFAS No. 141 (R), "BUSINESS COMBINATIONS (REVISED 2007)" ("SFAS No. 141 (R)"). SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 141 (R) will have a material impact on our financial condition or results of operation.

NOTE 2. NOTE RECEIVABLE

In April 2007, we issued a note receivable for $50,000 to an independent third party. This receivable bears no interest and is convertible to a maximum of 10% of the third party's outstanding common stock in the event of default. Repayment was expected to begin in October of 2007; however, in September, we have fully allowed for the entire balance of this note. As of December 31, 2007, we do not expect to collect any cash from this loan or to convert the debt to common stock because of the dissolution of all business arrangements with the holder of the note.

NOTE 3.  DISCONTINUED OPERATIONS

On May 10, 2006, the Company entered in an Agreement and Plan of Merger to sell its subsidiary GlobalTech Leasing, Inc. ("GTL") to an independent third party for $2,500,000 consisting of $808,943 in cash and $1,691,057 of debt assumption. The assets sold consisted primarily of cash, property and equipment. Subsequent to the disposition of GTL, management determined that approximately $158,000 of the $2,500,000 was not recoverable from the acquirer, resulting in a total $701,443 received in cash and $1,640,625 in debt assumption. We have increased our loss from discontinued operations by this amount in 2006.

GTL comprised the Company's entire Leasing Services segment of the Company. Leasing income subsequent to the sale totaled $256,384 through December 31, 2006.

The Loss on Discontinued Operations includes $26,076 of earnings in 2006 through the date of disposal. GTL's sales through May 9, 2006. Loss on the disposal totaled $543,069.

The resulting income from operations of this discontinued segment, adjusted for the total loss on the disposal, are pre-tax as the Company has reoccurring net losses and determined that there would not be a tax effect.

NOTE 4. FIXED ASSETS

Fixed assets and accumulated depreciation consists of the following:

                                                      Years ended
                                             December 31,     December 31,
                                                     2007             2006
                                             ____________    _____________

Furniture and fixtures                       $     14,750    $      14,750
Equipment and machinery                           138,257          231,257
Software                                        2,836,320        2,836,320
                                             ____________    _____________
         Subtotal                               2,989,327        3,082,327
Accumulated Depreciation                       (2,983,007)      (2,222,776)
                                             ____________    _____________
                                             $      6,320    $     859,551
                                             ============    =============

In the second quarter of 2006, the Company entered into a lease agreement for a new accounting system for $93,000. The lease commenced February 2006 and was terminated March 31, 2007. We had successfully negotiated a settlement to cancel this lease. The settlement agreement calls for payments of $10,000 over 7 months beginning May 31, 2007; all scheduled payments have been made as of December 31, 2007. We have recorded the event as of March 31, 2007 including the resulting loss of $51,699, representing the carrying value of the asset.

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

The Company commissioned an outside appraisal to determine if any impairment in intangibles or goodwill for both 2007 and 2006 exists. We have determined that at present the NEOS tradename has an indefinite life, which has been included in the Company's annual impairment analysis. In 2007 and 2006, the Company completed an impairment analysis that resulted in no impairment of goodwill. We have recognized an impairment of $3,649,711 in our merchant and gift card portfolios by writing them down to their appraised value.

The Company's intangible assets consisted of the following:

                                         December 31,
                                _____________________________
                                   2007              2006
                                ___________       ___________

Merchant portfolios             $ 1,385,300       $ 4,809,421
Tradename                           435,000           435,000
Gift card portfolios                      -            25,720
                                ___________       ___________
                                $ 1,820,300       $ 5,270,141
                                ===========       ===========

Goodwill                        $    87,978       $    87,978
                                ===========       ===========

Acquisitions, net of attrition, were $199,870 and $483,089, respectively.

NOTE 6. ACCRUED EXPENSES

Accrued expenses consist of the following:

                                         December 31,     December 31,
                                                 2007             2006
                                         ____________     ____________

Accrued payroll                             $ 298,528        $ 249,688
Customer deposits                              40,589           43,215
Accrued expenses, other                       125,189           51,823
Accrued interest                                7,977           18,328
Sales taxes payable                             2,110           23,454
Reserve for chargebacks                        38,588          221,920
                                            _________        _________
                                            $ 512,981        $ 608,428
                                            =========        =========


NOTE 7. NOTES AND LEASES PAYABLE

Notes and leases payable consist of the following:

                                                   December 31,     December 31,
                                                           2007             2006
                                                   ____________     ____________
Notes payable, capital lease obligation
    to acquire computer equipment                  $          -     $      2,202
Notes payable, at 6% interest, due May 2008              42,613          102,271
Lease payable, capital lease obligation
    to acquire accounting system                              -           19,775
                                                   ____________     ____________

Current portion of notes and leases payable        $     42,613     $    124,248
                                                   ============     ============

Notes payable, at 6% interest, due May 2008        $          -     $     42,613
Lease payable, capital lease obligation
    to acquire accounting system                                          63,849
                                                   ____________     ____________

Noncurrent portion of notes and leases payable     $          -     $    106,462
                                                   ============     ============

As previously disclosed, in the second quarter of 2006, the Company entered into a lease agreement for a new accounting system for $93,000. The lease commenced February 2006 and was terminated March 31, 2007. We had successfully negotiated a settlement to cancel this lease. The settlement agreement calls for payments of $10,000 over 7 months beginning May 31, 2007; all scheduled payments have been made as of December 31, 2007. We have recorded the event as of March 31, 2007 including the resulting loss of $51,699, representing the carrying value of the asset.

The Company is required to make the following principal payments on its total debt (including related party debt see Note 12):

     Year Ended December 31,           Principal Payments
                                       __________________

     2008                                    1,047,890
     2009                                            -
     2010                                            -
     2011                                            -
     Thereafter                                      -
                                          ____________
     Total                                $  1,047,890
                                          ============

NOTE 8. RESTRUCTURING CHARGES

Due to the Company's continued losses, we critically reviewed all locations and closed non-profitable locations where appropriate in 2006. Due to this we have reported a Restructuring Charge in our in Statement of Operations of $207,335 for the year ending December 31, 2006.

The Company consolidated locations and moved the majority of operations to its Camarillo location, which was completed in the third quarter of 2006.

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

In 2006, the Company has the following common stock transactions:

     o Issued $100,064 of common stock subscriptions, $43,064 were for accrued salaries.

     o Issued 1,450,973 of common stock for preferred share dividends amounting to $234,072.

     o Issued 80,000 of common stock relating to a legal settlement amounting to $21,600.

     o Issued 2,150,000 of common stock for a cash offering; shares sold at $0.10 a share for a total of $215,000.

We did not issue or authorize for issuance any shares in the first quarter of 2007. The only activity in our equity section relates to the expensing of stock options granted as of December 31, 2006, amounting to $240,124.

In 2007, the Company has the following common stock transactions:

     o    Issued 1,200,000 shares for the conversion of 4,500 preferred shares.

     o Issued 134,751 shares per a 2003 agreement's antidilution clause for a value of $23,042.

As of December 31, 2007, we have instructed our SEC counsel to finalize all necessary paperwork for the issuance of shares comprising the remaining $100,064 in our common stock subscription.

PREFERRED STOCK
Collectively, the Series A Convertible Preferred Stock contain the following features:

o Dividends: Each share of Series A Preferred Stock pays a mandatory monthly dividend, at an annual rate equal to the product of multiplying (i) $100.00 per share, by (ii) six and one-half percent (6.5%). Dividends are payable monthly in arrears on the last day of each month, in cash, and prorated for any partial month periods. From and after the Effective Date of the Registration Statement, no further MANDATORY DIVIDENDS shall be payable on the Series A Preferred Stock. There have been no preferred stock dividends declared or paid since that date.

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

As disclosed above in Note 6, the Company accrued for Preferred Stock Dividends $ 0 as of December 31, 2007 and 2006, respectively. In the second quarter of 2006, the Company amended the preferred share agreements above with the shareholders to remove the dividend reference. Consideration for all dividends accrued as of June 22, 2006 were paid via issued of 1,450,973 in the Company's common stock. Total dividends accrued and paid (cash and stock issuance), inclusive of the beneficial conversion accounted for as preferred dividends, totaled $0 and $199,844 as of December 31, 2007 and 2006, respectively.

The Company has converted 4,500 and 3,500 shares of preferred stock to 1,200,000 and 933,333 shares of common stock in 2007 and 2006, respectively.

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

NOTE 10. SHARE OPTION PLAN

The Company's 2003 Stock Option Plan (as amended) for Directors, Executive Officers, and Employees of and Key Consultants to the Company (the "Plan"), which is shareholder approved, permits the grant of share options and shares to its employees for up to 5,000,000 shares of common stock. In addition, in 2007 Company has issued 3,074,000 options under a non-statutory stock option plan. The Company believes that such awards better align the interests of its employees and key consultants with those of its shareholders. All option awards are generally granted with an exercise price equal to market price of the Company stock at the date of grant, unless otherwise defined in the option agreement with the grantee.

The fair value of all option awards is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from the Company's traded common stock since the acquisition of INetEvents, Inc. in July 2003. The expected term of options granted is estimated at half of the contractual term as noted in the individual option agreements and represents the period of time that options granted are expected to be outstanding. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options.

                                           2007            2006

Expected volatility                       212.88%     183.39%-189.44%

Weighted-average volatility                70.96%              45.92%
Expected dividends                             0                   0

Expected term (in years)                       4               2-4.5
Risk-free rate                             4.013%       4.625%-4.875%

A summary of option activity as of December 31, 2007 and 2006, respectively, and changes during the periods then ended is presented below:

                                                                  Weighted-
                                                   Weighted-       Average
                                                    Average       Remaining      Aggregate
                                                   Exercise      Contractual     Intrinsic
            Options                   Shares         Price          Term           Value
___________________________________________________________________________________________

Outstanding at December 31, 2005             -       $   -

Granted                              4,370,000       $0.22

Exercised                                    -       $   -

Forfeited or expired                  (125,000)      $0.20)
                                     ______________________________________________________
Outstanding at December 31, 2006     4,245,000       $0.22           2.2         $  835,684

                                     ______________________________________________________
Granted                              3,185,000       $0.15

Exercised                                    -           -

Forfeited or expired                         -           -
                                     ______________________________________________________
Outstanding at December 31, 2007     7,430,000       $0.19           3.5         $1,079,811
                                    =======================================================
Exercisable at December 31, 2007     7,245,000       $0.19           3.5         $1,065,631
                                    =======================================================

A summary of the status of the Company's nonvested shares as of December 31, 2007 and 2006, and changes during the periods ended December 31, 2007 and 2006, is presented below:
                                                   Weighted-Average
                                                      Grant-Date
Nonvested Shares                      Shares          Fair Value
___________________________________________________________________

Nonvested at December 31, 2005               -                -
Granted                                 85,000         $ 11,448
Vested                                       -                -
Forfeited                                    -                -
Nonvested at December 31, 2006          85,000           11,448
Granted                              3,100,000          244,127
Vested                              (3,085,000)        (241,395)
Forfeited                                    -                -

Non-vested at December 31, 2007        185,000         $ 14,180
                                    ==========         ========

NOTE 11. INCOME TAXES

The consolidated provision for federal and state income taxes for the years ended December 31, 2007 and 2006 are as follows:

                                               2007            2006
                                             _________      __________

         Current - State                     $   1,000      $    1,000
         Current - Federal                           -               -
         Deferred - State                     (121,000)       (171,000)
         Deferred - Federal                   (539,000)       (978,000)
         Increase in valuation allowance       659,000       1,148,000

                                             _________      __________
         Income tax expense (benefit)        $       -      $        -
                                             =========      ==========

There were no amounts paid for federal income taxes during the years ended December 31, 2007 and 2006.

The income tax provision differs from the expense that would result from applying statutory tax rates to income before taxes because of certain expenses that are not deductible for tax purposes and the effect of the valuation allowance.

As of December 31, 2007, the Company had federal net operating loss carryforwards of $11,763,000 that can be deducted against future taxable income. These tax carryforward amounts expire as follows:

         December 31, 2022                   $    16,000
         December 31, 2023                       631,000
         December 31, 2024                     3,400,000
         December 31, 2025                     3,926,000
         December 31, 2026                     2,962,000
         December 31, 2027                       828,000
                                             ___________
              Total                          $11,763,000
                                             ===========

However, such carryforwards are not available to offset federal alternative taxable income. Internal Revenue Code Section 382 imposes limitations on our ability to utilize net operating losses if we experience an ownership change and for the NOL's acquired in the acquisitions of subsidiaries. An ownership change may result from transactions increasing the ownership of 5% or greater stockholders in the stock of the corporation by more than 50 percentage points over a three-year period. The value of the stock at the time of an ownership change is multiplied by the applicable long-term tax exempt interest rate to calculate the annual limitation. Any unused annual limitation may be carried over to later years.

The state operating losses will expire between 2012 and 2017 if not utilized.

The Company accounts for income taxes in accordance with Statement of SFAS No. 109 - Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, whereby deferred taxes are provided on temporary differences arising from assets and liabilities whose bases are different for financial reporting and income tax purposes. Deferred taxes are attributable to the effects of the following items:

     o Differences in calculating depreciation on property, plant and equipment

     o Differences in calculating amortization and/or impairments on intangible assets

     o    Allowance for bad debt

     o    Tax loss carryforwards

The Company's total deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are as follows:

                                                       2007            2006
                                                    ___________     ___________

     Deferred tax asset - current                   $         -     $         -
     Deferred tax asset - non current                 5,156,000       4,618,000
                                                    ___________     ___________
          Total deferred tax asset                    5,156,000       4,618,000
                                                    ___________     ___________

     Deferred tax liability - current                         -               -
     Deferred tax liability - non current              (262,000)       (384,000)
                                                    ___________     ___________
          Total deferred tax liability                 (262,000)       (384,000)
                                                    ___________     ___________

     Current deferred tax asset (liability)                   -               -
     Non current deferred tax asset (liability)       4,894,000       4,234,000
                                                    ___________     ___________
     Net deferred tax asset (liability)             $ 4,894,000     $ 4,234,000
                                                    ___________     ___________

     Valuation allowance                             (4,894,000)     (4,234,000)
                                                    ___________     ___________

          Net deferred tax asset (liability)        $         -     $         -
                                                    ===========     ===========

SFAS No. 109 - Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, specify that deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance increased $660,000 and $1,148,000 during the years ended December 31, 2007 and 2006, respectively, based upon management's expectation of future taxable income. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the net deferred tax asset will be recognized in the future.

Upon adoption of FIN 48 as of January 1, 2007, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company files income tax returns in the United States federal jurisdiction and California state jurisdiction. As of December 31, 2007 the Company has not filed federal or state of California tax returns, and is working with their tax accountant to rectify that situation as fast as practical. These U. S. federal and state income tax returns are considered open tax years as of the date of these consolidated financial statements. The Company has filed an extension for its 2007 corporate tax return.

NOTE 12. RELATED PARTY TRANSACTIONS

On September 30, 2006, the Company entered into an agreement for a revolving line of credit worth $1,000,000 with Worldwide Business Services Group to be used primarily for working capital. The balance due on the line was $606,582 and $510,629 as of December 31, 2007 and 2006, respectively. In the third quarter of 2006, the CEO of Worldwide Business Services Group became the Company's General Manager. Due to this, we have reflected the outstanding line of credit as related party.

Our Line of Credit with Worldwide Business Services Group matured on July 30, 2007. The Line of Credit was renewed for one year during the third quarter of 2007 and now matures on July 30, 2008.

Related party bonuses paid during the years ended December 31, 2007 and 2006 totaled $6,800 and $179,275, respectively, and are included in general and administrative expenses.

During the year ended December 31, 2006, the Company also purchased merchant portfolios from a related party for $1,040,000. Payments of $40,000 are required for 26 months. This note contains interest of 6% per annum. This is our Notes Payable, Related Party on our accompanying balance sheet and was $400,000 and $480,000 as of December 31, 2007 and 2006, respectively. No portfolios from this source were purchased in 2007.

NOTE 13. COMMITMENTS AND CONTINGENCIES

The Company's existing $500,000 line of credit, entered into in December 2005, was extinguished in July 2006. In July 2006, the Company entered into another line of credit agreement with the same vendor for $2,000,000. At the time of extinguishment the Company had not drawn down on the line of credit and no balance was outstanding. As of December 31, 2007 the Company has not drawn on the line of credit.

The Company is engaged in various non-cancelable operating leases for office facilities and equipment. Under the related lease agreements, the Company is obligated to make monthly payments ranging from $159 to $3,725 with expiration dates through January 2011.

Minimum future lease obligations for the five years immediately following the balance sheet date are as follows:



     2008                                           $ 71,242
     2009                                             57,746
     2010                                             11,239
     2011                                              7,210
     Thereafter                                            -
                                                    ________

     Total future minimum lease commitments         $147,438
                                                    ========

In 2005, the Company was engaged in a operating lease for a sales office. Under the term of the lease agreement, the Company is obligated to make minimum monthly payments of $2,579 with an expiration date through August 2009. This lease was terminated in 2006.

The company leases its facilities for a total of $5,877 per month. Our current offices are located in Camarillo and Mission Viejo, California. Total lease costs for the years ended December 31, 2007 and 2006 were $86,494 and $70,524, respectively.

In 2007, ICE was served a subpoena by the receiver for a company seized by the FTC. The receiver's counsel felt that ICE was not acting quickly enough on the subpoena so they filed a motion to hold ICE in contempt. A payment of $8,451 was made in 2007 in full settlement of the claims. This amount represents attorneys' fees that the receiver incurred in filing that motion. There are no other fees or costs the receiver is alleging is owed. There are no material legal proceedings pending or, to our knowledge, threatened against us or any of our subsidiaries.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of International Card Establishment, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:


    - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

    - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

    - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.


Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

Based on its assessment, management concluded that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The members of our board of directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors. Information as to our directors and executive officers is as follows:



       Name                Age                      Position
       __________________________________________________________________

       William Lopshire     44     Chief Executive Officer, Secretary and
                                   Director

       Candace Mills        52     Chief Financial Officer


The principal occupation and business experience during the last five years for each of our directors and executive officers are as follows:

WILLIAM J. LOPSHIRE, Chief Executive Officer, Secretary, and a director. Mr. Lopshire co-founded International Card Establishment, Inc. with another individual in 2002, bringing 15 years of diversified experience in the fields of law, strategic planning, finance, securities, and technology. He was appointed to his present positions in January 2003. In 1989, Mr. Lopshire founded the law firm of Lopshire & Barkan (Woodland Hills, CA), specializing in corporate and securities law. Mr. Lopshire subsequently accepted a partnership in the law firm of Manning, Marder, Kass, Ellrod & Rameriz (Los Angeles, CA), where he specialized in corporate finance, securities law, mergers and acquisitions, and international business transactions. In 1999, Mr. Lopshire became a principal in a private equity group that invested in, and provided managerial support to, several developing companies in the U.S. and abroad with diverse interests ranging from automotive parts to software development. Mr. Lopshire graduated from Michigan State University in 1985, with a Bachelor of Arts degree in Business Administration/ Accounting; and earned his Juris Doctor degree from Pepperdine University School of Law in 1988. He is admitted to practice law in California and before the United States Tax Court.

CANDACE MILLS, Chief Financial Officer. Ms. Mills has over ten years of accounting and bookkeeping experience. Prior to joining the Company Ms. Mills has been employed in various accounting and managerial positions with small to medium size companies including Learning Group International, Price Waterhouse, Bugle Boy Industries, Inc. all based in Southern California. Ms. Mills owned and operated The Bookkeeper, a business that offered clients bookkeeping and accounting services, from March 2000 until being appointed as Chief Financial Officer of the Company. Ms Mills holds an Associate of Arts in Business Management from the University of Akron where she graduated in 1982.

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

COMMITTEES OF THE BOARD OF DIRECTORS

Currently, the Company's Board of Directors acts as the audit committee. The Company's sole director, Mr. Lopshire, is not an "audit committee financial expert" within the applicable definition of the Securities and Exchange Commission. The Company will not have an "audit committee financial expert" until the Board is expanded and additional directors are added.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file. Based solely upon our review of copies of Forms 3, 4 and 5, and any subsequent amendments thereto, furnished to the Company by our directors, officers and beneficial owners of more than ten percent of our common stock, we are not aware of any Forms 3, 4 and/or 5 which certain of our directors, officers or beneficial owners of more than ten percent of our common stock that, during our fiscal year ended December 31, 2007, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934

CODE OF ETHICS.

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


                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

_______________________________________________________________________________________________________________________

                           SUMMARY COMPENSATION TABLE
_______________________________________________________________________________________________________________________
                                                                                  Nonqualified
Name and                                                           Non-Equity       Deferred
principal                                     Stock    Option    Incentive Plan   Compensation    All Other
position                   Salary    Bonus    Awards   Awards     Compensation      Earnings     Compensation    Total
                   Year     ($)       ($)      ($)      ($)           ($)             ($)            ($)          ($)
_______________________________________________________________________________________________________________________

William Lopshire   2007   116,769    93,320      0      76,649         0               0              0         286,738

Chief Executive    2006    92,770   113,475      0     200,204         0               0              0         406,448
Officer, Director
_______________________________________________________________________________________________________________________
Candace Mills

Chief Financial    2007    43,195     6,000      0           0         0               0              0          49,145
Officer            2006         0         0      0           0         0               0              0               0
_______________________________________________________________________________________________________________________
Kjell Nesen        2007   116,195    93,320      0      76,649         0               0              0         286,164

VP of Operations   2006    16,615    38,475      0     200,204         0               0              0         255,295
_______________________________________________________________________________________________________________________
Dana Marlin        2007   116,769    93,320      0      76,649         0               0              0         286,738

General Manager    2006    55,090         0      0           0         0               0              0          55,090
_______________________________________________________________________________________________________________________



_________________________________________________________________________________________________________________________________

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
_________________________________________________________________________________________________________________________________

                                                                                                                         Equity
                                                                                                                       Incentive
                                                                                                Market     Equity         Plan
                                                                                                Value     Incentive     Awards:
                                                                                      Number      of        Plan       Market or
                                                Equity                                  of      Shares     Awards:       Payout
                                            Incentive Plan                            Shares      or      Number of     Value of
                                                Awards:                              or Units   Units     Unearned      Unearned
              Number of     Number of         Number of                                 of        of       Shares,      Shares,
              Securities    Securities        Securities                              Stock     Stock     Units or      Units or
              Underlying    Underlying        Underlying                               That      That       Other        Other
              Unexercised   Unexercised      Unexercised      Option                   Have      Have    Rights That     Rights
              Options       Options            Unearned      Exercise     Option       Not       Not      Have Not     That Have
              (#)           (#)                Options        Price     Expiration    Vested    Vested     Vested      Not Vested
Name          Exercisable   Unexercisable        (#)           ($)         Date        (#)       ($)         (#)          (#)
_________________________________________________________________________________________________________________________________

William        1,000,000            0             0            0.21      6-30-2015      0         0           0             0
Lopshire       1,000,000                                       0.15      9-28-2012
_________________________________________________________________________________________________________________________________
Candace                0       10,000             0            0.15      9-28-2012      0         0           0             0
Mills
_________________________________________________________________________________________________________________________________
Kjell Nesen    1,000,000            0             0            0.21      6-30-2015      0         0           0             0
               1,000,000                                       0.15      9-28-2012
_________________________________________________________________________________________________________________________________
Dana Marlin    1,000,000            0             0            0.21      6-30-2015      0         0           0             0
               1,000,000                                       0.15      9-28-2012
_________________________________________________________________________________________________________________________________


OPTION GRANTS IN LAST FISCAL YEAR

Officers, directors, and employees received option grants as follows:


                                                                       Weighted-
                                                                        Average
                                                     Weighted-         Remaining      Aggregate
                                                      Average         Contractual     Intrinsic
            Options                   Shares       Exercise Price        Term           Value
________________________________________________________________________________________________

Outstanding at December 31, 2006     4,245,000         $ 0.22            2.2          $  835,684

                                     ___________________________________________________________

Granted                              3,185,000         $ 0.15

Exercised                                    -              -

Forfeited or expired                         -              -
                                     ___________________________________________________________

Outstanding at December 31, 2007     7,430,000         $ 0.19            3.5          $1,079,811
                                     ===========================================================
Exercisable at December 31, 2007     7,245,000         $ 0.19            3.5          $1,065,631
                                     ===========================================================


During the year of 2004, the Company adopted a 401(k) plan for its employees. The Company does not provide matching on the employees contributions to the plan.

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

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Security Ownership of Certain Beneficial Owners.

The following table sets forth the security and beneficial ownership for each class of our equity securities for any person who is known to be the beneficial owner of more than five percent of the Company as of March 20, 2008.


              Name and             Amount and
             Address of            Nature of
  Title of   Beneficial            Beneficial   Percent
   Class       Owner                 Owner      of Class
________________________________________________________

Common       Charles Salyer         2,250,000     6.38%
             555 Airport Way
             Suite A
             Camarillo, CA 93010

Common       Randy Simoneaux        2,224,793     6.30%
             555 Airport Way
             Suite A
             Camarillo, CA 93010



The total of our outstanding Common Shares as of March 20, 2008 are held by 100 shareholders of record.

(b) Security Ownership of Management.

The following table sets forth the ownership for each class of our equity securities owned beneficially and of record by all directors and officers of the Company as of March 20, 2008.

              Name and             Amount and
             Address of            Nature of
  Title of   Beneficial            Beneficial   Percent
   Class       Owner                 Owner      of Class
________________________________________________________

Common       William Lopshire       1,600,000     4.53%
             555 Airport Way
             Suite A
             Camarillo, CA 93010

Common       Candace Mills                  0
             555 Airport Way
             Suite A
             Camarillo, CA 93010

Common       All Officers and       1,600,000     4.53%
             Directors as a Group
             (Two [2] individuals)


* Less than 1%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On September 30, 2006, the Company entered into an agreement for a revolving line of credit worth $1,000,000 with Worldwide Business Services Group to be used primarily for working capital. The balance due on the line was $606,582 and $510,629 as of December 31, 2007 and 2006, respectively. In the third quarter of 2006, the CEO of Worldwide Business Services Group became the Company's General Manager. Due to this, we have reflected the outstanding line of credit as related party.

Our Line of Credit with Worldwide Business Services Group matured on July 30, 2007. The Line of Credit was renewed for one year during the third quarter of 2007 and now matures on July 30, 2008.

Related party bonuses paid during the years ended December 31, 2007 and 2006 totaled $6,800 and $179,275, respectively.

During the year ended December 31, 2006, the Company also purchased merchant portfolios from a related party for $1,040,000. Payments of $40,000 are required for 26 months. This note contains interest of 6% per annum. This is our Notes Payable, Related Party on our accompanying balance sheet and was $400,000 and $480,000 as of December 31, 2007 and 2006, respectively. No portfolios were purchased in 2007.

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


31.2        Certification by Chief Financial Officer pursuant to Sarbanes Oxley
            Section 302.

32.1        Certification by Chief Executive Officer pursuant to 18 U.S. C.
            Section 1350.

32.2        Certification by Chief Financial Officer pursuant to 18 U.S. C.
            Section 1350.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $44,991 and $53,887, respectively, for the years ended December 31, 2007 and 2006.

AUDIT RELATED FEES

The Company did not incur any audited related fees and services not included Audit Fees above for the years ended December 31, 2007 or 2006.

ALL OTHER FEES

There were no tax preparation fees billed for the fiscal year ended December 31, 2007 or 2006.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: MARCH 28, 2008

                                   INTERNATIONAL CARD ESTABLISHMENT, INC.


                                   BY: /s/ WILLIAM LOPSHIRE
                                       __________________________________
                                           WILLIAM LOPSHIRE
                                           CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER),
                                           SECRETARY AND DIRECTOR


                                   BY: /s/ CANDACE MILLS
                                       __________________________________
                                           CANDACE MILLS
                                           CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL ACCOUNTING OFFICER)



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     SIGNATURE                        TITLE                       DATE


/s/ WILLAIM LOPSHIRE      CHIEF EXECUTIVE OFFICER,            MARCH 28, 2008
_____________________     SECRETARY AND DIRECTOR
    WILLAIM LOPSHIRE



/s/ CANDACE MILLS         CHIEF FINANCIAL OFFICER             MARCH 28, 2008
_____________________
    CANDACE MILLS