Form 10KSB/A
period 2007-12-31
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2008-05-07
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                  FORM 10-KSB/A
                                (Amendment No. 1)


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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                EXPLANATORY NOTE

         We are filing this Amendment No. 1 on Form 10-KSB/A to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as originally filed with the Securities and Exchange Commission (the "Commission") on March 31, 2008 (the "Original Filing"), for the purpose of including information regarding our revenue required by Item 6, Management's Discussion and Analysis and information required by Items 307 and 308 (c) of Regulation S-B in Item 8A, Controls and Procedures.

         This Amendment No. 1 does not change any of the information contained in the Original Filing. This Amendment No. 1 continues to speak as of the date of the Original Filing and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Commission subsequent to the date of the Original Filing.


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

REVENUE AND COST RECOGNITION

Substantially all of our revenues are generated from fees charged to merchants for card-based payment processing services. We typically charge these merchants a bundled rate, primarily based upon the merchant's monthly charge volume and risk profile. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each credit or debit transaction. We charge all merchants higher discount rates for card-not-present transactions than for card-present transactions in order to compensate ourselves for the higher risk of underwriting these transactions. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees and fees for other miscellaneous services, such as handling chargebacks. We recognize discounts and other fees related to payment transactions at the time the merchants' transactions are processed. We recognize revenues derived from service fees at the time the service is performed. Related interchange and assessment costs are also recognized at that time.

We follow the requirements of EITF 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent", in determining our revenue reporting. Generally, where we have merchant portability, credit risk and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are set by Visa and MasterCard and are based on transaction processing volume and are recognized at the time transactions are processed.

GOODWILL AND INTANGIBLES

Since 2005, we capitalize intangible assets such as the purchase of merchant and gift loyalty accounts from portfolio acquisitions (i.e. the right to receive future cash flows related to transactions of these applicable merchants) and amortize accounts at the time of attrition. The provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", require the completion of an annual impairment test with any impairment recognized in current earnings.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Pursuant to Rule 13a-15(b) under the Securities Exchange Act ("Exchange Act") of 1934, the Company carried out an evaluation with the participation of the Company's management, including William Lopshire, the Company's Chief Executive Officer ("CEO") and Candace Mills, the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the year ended December 31, 2007. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. The management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

DATE: MAY 7, 2008

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



     SIGNATURE                        TITLE                       DATE


/s/ WILLAIM LOPSHIRE      CHIEF EXECUTIVE OFFICER,            MAY 7, 2008
_____________________     SECRETARY AND DIRECTOR
    WILLAIM LOPSHIRE



/s/ CANDACE MILLS         CHIEF FINANCIAL OFFICER             MAY 7, 2008
_____________________
    CANDACE MILLS