Form 10-Q
period 2008-03-31
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2008-05-15
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.

                                       OR


/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                  FOR THE TRANSITION FROM _______ TO ________.


                        COMMISSION FILE NUMBER 000-33129


                     INTERNATIONAL CARD ESTABLISHMENT, INC.
             ______________________________________________________
             (Exact Name of Registrant as Specified in its Charter)


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

       Large accelerated filer [ ]           Accelerated filer         [ ]

       Non-accelerated filer   [ ]           Smaller reporting company [X]

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 9, 2008, there were 35,286,449 outstanding shares of the Registrant's Common Stock, $.0005 par value.

                                TABLE OF CONTENTS


                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 4
Item 2.  Management's Discussion and Analysis or Plan of Operation           11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk          14
Item 4.  Controls and Procedures                                             14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15
Item 1A. Risk Factors                                                        15
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         15
Item 3.  Defaults Upon Senior Securities                                     15
Item 4.  Submission of Matters to a Vote of Security Holders                 15
Item 5.  Other Information                                                   15
Item 6.  Exhibits                                                            15

SIGNATURES                                                                   18

                                    PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 2008



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                         March 31,          December 31,
                                                            2008                2007
                                                        ____________        ____________

ASSETS

CURRENT ASSETS
   Cash                                                 $     73,006        $    126,149
   Accounts receivable, trade, net allowance of
      $211,215 and $225,425 at March 31, 2008
      and December 31, 2007, respectively                      7,978              27,059
   Inventory                                                  77,633             109,628
   Notes receivable, net of allowance of $50,000
      at March 31, 2008 and December 31, 2007,
      respectively                                             3,710               6,428
   Other receivables                                         113,074             268,779
   Prepaid expenses                                           16,668                   -
                                                        ____________        ____________
      Total current assets                                   292,069             538,043
                                                        ____________        ____________

FIXED ASSETS, net of accumulated depreciation of
   $2,983,007 at March 31, 2008 and December 31,
   2007, respectively                                              -               6,320
INTANGIBLE ASSETS                                          1,762,163           1,820,300
GOODWILL                                                      87,979              87,978
OTHER NON-CURRENT ASSETS                                     117,697             117,700
                                                        ____________        ____________

      Total assets                                      $  2,259,908        $  2,570,341
                                                        ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                     $     94,929        $    106,394
   Accrued expenses                                          485,941             512,981
   Notes payable                                              17,045              42,613
   Notes payable, related parties                            240,000             400,000
   Line of credit, related parties                           525,767             606,582
                                                        ____________        ____________
      Total liabilities                                    1,363,682           1,668,570


STOCKHOLDERS' EQUITY
   Preferred stock: $.01 par value; authorized
      10,000,000 shares; Issued and outstanding:
      54,000 shares at March 31, 2008 and
      December 31, 2007, respectively                            540                 540
   Common stock: $0.0005 par value; authorized
      100,000,000 shares; issued and outstanding:
      35,286,449 at March 31, 2008 and December
      31, 2007, respectively                                  17,643              17,643
   Common stock subscription                                 100,064             100,064
   Additional paid-in capital                             19,544,354          19,544,354
   Accumulated deficit                                   (18,766,375)        (18,760,830)
                                                        ____________        ____________
      Total stockholders' equity                             896,226             901,771
                                                        ____________        ____________

      Total liabilities and stockholders' equity        $  2,259,908        $  2,570,341
                                                        ============        ============


  See accompanying Notes to these Condensed Consolidated Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                              Three Months Ended
                                                         March 31,           March 31,
                                                           2008                2007
                                                        _______________________________

Revenues:
Merchant services revenues                              $ 1,797,120         $ 2,264,997
Equipment sales                                             162,194             265,274
Less: sales returns and allowances                          (18,635)            (16,274)
                                                        _______________________________
      Net revenue                                         1,940,679           2,513,997

Cost of revenue:
    Commissions                                             182,002             286,734
    Cost of sales                                         1,015,162           1,283,744
    Cost of sales - equipment                                37,921              92,572
                                                        _______________________________
Cost of revenue                                           1,235,085           1,663,050
                                                        _______________________________

Gross profit                                                705,594             850,947

Operating, general, and administrative expenses:
General, administrative and selling expenses                689,008             724,008
Depreciation                                                      -             248,226
                                                        _______________________________
    Total operating, general, and administrative            689,008             972,234
      Expenses

Net operating income (loss)                                  16,586            (121,287)

Non-operating income (expense):
  Interest income                                                51                   1
  Interest expense                                          (22,182)            (31,469)
  Loss of lease settlement                                        -             (51,699)
                                                        _______________________________
    Total non-operating income (expense)                    (22,131)            (83,167)
                                                        _______________________________
Net loss                                                $    (5,545)        $  (204,454)
                                                        ===============================

Loss per share, basic and diluted                       $     (0.00)        $     (0.01)
                                                        ===============================

Weighted average number of shares of common stock
  outstanding - basic and diluted                        35,286,449          33,951,698
                                                        ===============================


  See accompanying Notes to these Condensed Consolidated Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    For The Three Months Ended March 31,
                                                       2008                      2007
                                                    ____________________________________

Cash flows from operating activities:
   Net loss from continuing operations              $   (5,545)               $ (204,454)
   Depreciation                                              -                   248,226
   Loss on lease settlement                                  -                    51,699
   Non cash advances from line of credit,
      related party                                     68,989                   (31,071)
   Write-off of cancelled merchant accounts             82,600                    82,250
   Allowance for doubtful accounts, trade
     and notes receivables                             (14,210)                    6,567
   Compensation for stock awards                             -                     7,633
   Write-off of software consulting origi-
      nally capitalized as fixed asset                   6,320                         -
   Adjustments to reconcile net loss to
      net cash used in operating activities:
Changes in assets and liabilities
   Decrease in accounts receivable                      33,291                    21,671
   Decrease/(increase) in inventory                     31,995                    (6,654)
   Decrease in other receivables                       155,705                   150,627
   (Increase) in prepaid expenses                      (16,667)                        -
   Decrease in deposits                                      -                      (560)
   (Decrease) in accounts payable                      (11,465)                  (18,311)
   (Decrease) in accrued expenses                      (27,039)                 (303,603)
                                                    ____________________________________
      Net cash provided by operating
      activities                                       303,974                     4,020
                                                    ____________________________________

Cash flows from investing activities:
   Acquisitions, net of reduction of
      merchant accounts                                (24,463)                  (45,440)
   Purchase of property and equipment                        -                    (4,765)
   Payments received toward notes receivable             2,718                         -
                                                    ____________________________________

      Net cash (used in)  investing
      activities                                       (21,745)                  (50,205)
                                                    ____________________________________

Cash flows from financing activities:
   Payments on notes payable                           (25,568)                  (26,858)
   Payment on line of credit, related party           (335,948)                 (145,000)
   Proceeds from line of credit, related
      party                                            186,144                   270,610
   Payments on related party notes payable            (160,000)                 (120,000)
                                                    ____________________________________

      Net cash (used in) financing activities         (335,372)                  (21,248)
                                                    ____________________________________

         Net decrease in cash                          (53,143)                  (67,433)

Cash, beginning of period                              126,149                   157,528
                                                    ____________________________________
Cash, end of period                                 $   73,006                $   90,095
                                                    ====================================


  See accompanying Notes to these Condensed Consolidated Financial Statements.




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)


                                                    For The Three Months Ended March 31,
                                                       2008                      2007
                                                    ____________________________________

SUPPLEMENT DISCLOSURE OF CASH
   FLOW INFORMATION
      Cash paid for interest                        $   15,379                $        -
      Cash paid for income taxes                    $        -                $        -

NON-CASH TRANSACTIONS
      Capital lease                                 $        -                $   71,300
      Compensation for stock awards                 $        -                $    7,633


















             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING
        POLICIES

BASIS OF PRESENTATION AND ORGANIZATION

The accompanying Condensed Consolidated Financial Statements of International Card Establishment, Inc. (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2007. Significant accounting policies disclosed therein have not changed except as noted below.

As used in these Notes to the Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to International Card Establishment, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. The Companies subsidiaries include NEOS Merchant Solutions ("NEOS"), a Nevada corporation, which provides smart card loyalty programs in an integrated vertical system for its customers, as well as other electronic payment services (merchant services); International Card Establishment ("ICE"), which provides electronic payment services (merchant services); and INetEvents, Inc. ("INET"), a Delaware Corporation, which has been dormant since 2005.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

RECLASSIFICATION

Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board ("FASB") issued FASB Statement No 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133 ("SFAS 161"). SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operations.

NOTE 2. STOCKHOLDERS' EQUITY AND STOCK OPTIONS

The authorized common stock of the Company consists of 100,000,000 shares of common stock with par value of $0.0005 and 10,000,000 shares of preferred stock with a par value of $0.01.

We did not issue or authorize for issuance any shares or stock options in the first quarter of 2008.

As of March 31, 2008, we have instructed our SEC counsel to finalize all necessary paperwork for the issuance of shares comprising the remaining $100,064 in our common stock subscription.

We had 185,000 non-vested stock options at March 31, 2008 valued at $14,180.

NOTE 3. OTHER RECEIVABLES

At March 31, 2008 and December 31, 2007, other receivables consisted of the following:

                                         March 31, 2008     December 31, 2007
                                         ____________________________________

       Merchant residuals receivable       $ 109,665            $ 265,235
       Other receivables                       3,409                3,544
                                         ____________________________________
         Total                             $ 113,074            $ 268,779
                                         ====================================

Other receivables consist primarily of residuals due from commissions earned from merchant account transactions. These receivables decreased approximately $164,170 because of the reduction of merchant accounts. Tighter credit policies have reduced the number of new accounts that we acquire; thereby, increasing the quality of earnings by taking the most conservative forecast of the collectability of residuals.

NOTE 4. NOTE RECEIVABLE

In April 2007, we issued a note receivable for $50,000 to an independent third party. This note bears no interest and is convertible to a maximum of 10% of the third party's outstanding common stock in the event of default. Repayment was expected to begin in October of 2007; however, in September, we have fully reserved the entire balance of this note. As of March 31, 2008, we are attempting to collect on the note; however, debtor has ignored all attempts to collect the on the note. The debtor, nevertheless, acknowledges the debt on their December 31, 2007 10-KSB. We are currently reviewing all available options at our disposal to collect the debt.

NOTE 5. FAIR VALUE ACCOUNTING

In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 "Effective Date of FASB Statement No. 157" ("FSP SFAS 157-2"). FSP SFAS 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP SFAS 157-2 are effective for the Company's fiscal year beginning January 1, 2009.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below:

     Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

     Level 2 Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

     Level 3 Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).


The following table sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.


                                          FAIR VALUE AT MARCH 31, 2008
                        _________________________________________________
                          TOTAL        LEVEL 1      LEVEL 2       LEVEL 3
                        _________________________________________________
     Assets:
        Intangibles     $1,762,163     $     -     $1,762,163     $     -
                        _________________________________________________
                        $1,762,163     $     -     $1,762,163     $     -
                        =================================================
     Liabilities:
        None

The Company's intangibles are classified within Level 2 of the fair value hierarchy because they are valued through management census on an interim basis and through the assistance of a hired consultant, testing for impairment, on an annual basis.

We had no Level 1 or Level 3 assets or liabilities as of March 31, 2008.

In February 2007, the FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 159 were adopted January 1, 2008. The Company did not elect the Fair Value Option for any of its financial assets or liabilities, and therefore, the adoption of SFAS 159 had no impact on the Company's consolidated financial position, results of operations or cash flows.

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

Our Management, Discussion and Analysis ("MD&A") is provided as a supplement to our financial statements to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A section is organized as follows:

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

o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of March 31, 2008 and December 31, 2007.

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

OVERVIEW

We are a rapidly growing provider of credit and debit card-based payment processing services and Gift & Loyalty products to small merchants. As of March 31, 2008, we provided our services to numerous ISOs and thousands of merchants located across the United States. Our payment processing services enable our merchants to process traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone.

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

On January 16, 2003, we entered into a Plan and Agreement of Reorganization with International Card Establishment, Inc., a Nevada corporation and its shareholders. International Card Establishment, Inc., a Nevada corporation, was incorporated on July 26, 2002. As part of the acquisition, a reorganization in the form of a reverse merger, International Card Establishment, Inc. became our wholly-owned subsidiary, and there was a change of our control. Following the International Card Establishment, Inc. acquisition we changed our corporate name from iNetEvents, Inc. to International Card Establishment, Inc. and reverse split our outstanding shares of common stock on a one for two share basis.

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

As used in these Notes to the Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to International Card Establishment, Inc. and, unless the context indicates otherwise its consolidated subsidiaries. The Companies subsidiaries include NEOS Merchant Services ("NEOS"), a Nevada corporation, which provides smart card loyalty programs in an integrated vertical system for its customers, as well as other electronic payment services (merchant services); International Card Establishment ("ICE"), which provides electronic payment services (merchant services); and INetEvents, Inc. ("INET"), a Nevada corporation, which has been dormant since 2005.

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

GOODWILL AND INTANGIBLES

Since 2005, we capitalize intangible assets such as the purchase of merchant and gift loyalty accounts from portfolio acquisitions (i.e. the right to receive future cash flows related to transactions of these applicable merchants) and amortize accounts at the time of attrition. The provisions of FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), require the completion of an annual impairment test with any impairment recognized in current earnings.

FAIR VALUE ACCOUNTING

In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 "Effective Date of FASB Statement No. 157" ("FSP SFAS 157-2"). FSP SFAS 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP SFAS 157-2 are effective for the Company's fiscal year beginning January 1, 2009.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

Results of operations consist of the following:


                                MARCH 31, 2008     MARCH 31, 2007     $ CHANGE       % CHANGE

Net Revenues                     $ 1,940,679        $ 2,513,997       $(573,318)       (23%)

Cost of Revenues                   1,235,085          1,663,050        (427,965)       (26%)
                                _____________________________________________________________

Gross Profit                         705,594            850,947        (145,353)       (17%)

Operating, General and
Administrative Costs                 689,008            972,234        (283,226)       (29%)
                                _____________________________________________________________

Net Operating Income (Loss)      $    16,586        $  (121,287)      $ 137,873       (114%)


Net revenues decreased by $573,318 from $2,513,997 for the three months ended March 31, 2007 to $1,940,679 for the three months ended March 31, 2008 because of the decrease in residuals due to attrition of both merchant and gift portfolios and reduced sales due to tighter controls on merchant processing.

The costs associated with the merchant account services decreased by approximately 26% or $427,965 primarily due to the decrease in residuals paid out due to attrition of both merchant and gift portfolios, a $184,000 reduction in costs associated with First Data Resources ("FDR") residuals due to attrition of the merchant credit card portfolio and reduced inventory costs due to reduced sales.

General and administrative costs decreased by approximately $335,000 from $1,023,933 for the three months ended March 31, 2007 to $689,008 for the three months ended March 31, 2008 the due primarily to the reduction of bad debt, decrease in amortization and elimination of depreciation, since our assets are fully depreciated.

LIQUIDITY AND CAPITAL RESOURCES

We are currently seeking to expand our merchant services offerings in bankcard and gift and loyalty. In addition, we are investigating additional business opportunities and potential acquisitions; accordingly we will require additional capital to complete the expansion and to undertake any additional business opportunities.


                                MARCH 31, 2008     MARCH 31, 2007     $ CHANGE       % CHANGE

Cash                               $ 73,006           $126,149        $(53,143)       (42%)

Accounts Payable and Accrued
   Expenses                        $580,870           $619,375        $(38,505)        (6%)

Accounts Receivable, net           $  7,978           $ 27,059        $(19,081)       (71%)


We have financed our operations during the year primarily through sales, the collection of accounts receivable, the use of our line of credit, and the use of cash on hand. As of March 31, 2008, we had total current liabilities of $1,363,682 compared to $1,668,570 as of December 31, 2007. The decrease in current liabilities is primarily due to a decrease in Accrued Expenses and paying down Accounts Payable.

Cash decreased 42% from $126,149 at December 31, 2007 to $73,006 at March 31, 2008 due to the paying down of accounts payable and debt.

As of March 31, 2008, our accounts receivable, net decreased to $7,978 compared to $27,059 at December 31, 2007. The relating allowance for doubtful accounts decreased from $225,425 at December 31, 2007 to $211,215 as of March 31, 2008 because of continued aggressive collection of old debt.

We had no equity issuances in the first quarter of 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A.

ITEM 4T. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

         Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including William Lopshire, the Company's Chief Executive Officer ("CEO") and Candace Mills, the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2008. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

         Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 2008 Quarter ended March 31, 2008. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2008 Quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

N/A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

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

ITEM 6. EXHIBITS.

(a) The following exhibits are filed with this report.


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




Date: May 13, 2008

                              INTERNATIONAL CARD ESTABLISHMENT, INC.



                                         By: /s/ WILLIAM LOPSHIRE
                                             ___________________________________
                                                 William Lopshire
                                                 Chief Executive Officer
                                                 (Principal Executive Officer),
                                                 Secretary and Director


                                         By: /s/ CANDACE MILLS
                                             ___________________________________
                                                 Candace Mills
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)
                                                 and Director