Form 10-Q
period 2008-06-30
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2008-08-14
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008.

                                       OR

 / / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 000-33129

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
________________________________________________________________________________
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

          Large accelerated filer |_|       Accelerated filer |_|

          Non-accelerated filer |_|         Smaller reporting company |X|

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 6, 2008, there were 35,286,449 outstanding shares of the Registrant's Common Stock, $.0005 par value.

                                TABLE OF CONTENTS


                                                                       Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                             4
Item 2.  Management's Discussion and Analysis                            12
Item 3.  Quantitative and Qualitative Disclosures About Market Risk      16
Item 4.  Controls and Procedures                                         16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                               17
Item 1A. Risk Factors                                                    17
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     17
Item 3.  Defaults Upon Senior Securities                                 17
Item 4.  Submission of Matters to a Vote of Security Holders             17
Item 5.  Other Information                                               17
Item 6.  Exhibits                                                        17

SIGNATURES                                                               18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 30, 2008


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                     JUNE 30,           DECEMBER 31,
                                                                                       2008                 2007
                                                                                   (UNAUDITED)           (AUDITED)
                                                                                 _________________    _________________
ASSETS

CURRENT ASSETS
     Cash                                                                        $        145,639     $        126,149
     Accounts receivable, trade, net allowance of $188,629 and $225,425
       at June 30, 2008 and December 31, 2007, respectively                                42,462               27,059
     Inventory                                                                            103,030              109,628
     Notes receivable, net of allowance of $50,000 at June 30, 2008
       and December 31, 2007, respectively                                                  2,911                6,428
     Other receivables                                                                    116,737              268,779
     Prepaid expenses                                                                      54,167                    -
                                                                                 _________________    _________________

         Total current assets                                                             464,946              538,043
                                                                                 _________________    _________________


FIXED ASSETS, net of accumulated depreciation of $2,983,007 at June 30,
  2008 and December 31, 2007, respectively                                                      -                6,320
INTANGIBLE ASSETS                                                                       1,713,213            1,820,300
GOODWILL                                                                                   87,978               87,978
OTHER NON-CURRENT ASSETS                                                                  116,388              117,700
                                                                                 _________________    _________________

              Total assets                                                       $      2,382,525     $      2,570,341
                                                                                 =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                            $         29,877     $        106,394
     Accrued expenses                                                                     648,276              512,981
     Notes payable                                                                              -               42,613
     Notes payable, related parties                                                       120,000              400,000
     Line of credit, related parties                                                      632,884              606,582
                                                                                 _________________    _________________

         Total liabilities                                                              1,431,037            1,668,570


STOCKHOLDERS' EQUITY
     Preferred stock: $0.01 par value; authorized 10,000,000 shares;
       Issued and outstanding: 54,000 shares at June 30, 2008 and
       December 31, 2007, respectively                                                        540                  540
     Common stock: $0.0005 par value; authorized 100,000,000 shares;
       issued and outstanding: 35,286,449 at June 30, 2008 and
       December 31, 2007, respectively                                                     17,643               17,643
     Common stock subscription                                                            100,064              100,064
     Additional paid-in capital                                                        19,544,354           19,544,354
     Accumulated deficit                                                             (18,711,113)         (18,760,830)
                                                                                 _________________    _________________
         Total stockholders' equity                                                       951,488              901,771
                                                                                 _________________    _________________

              Total liabilities and stockholders' equity                         $      2,382,525     $      2,570,341
                                                                                 =================    =================



  See accompanying Notes to these Condensed Consolidated Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                        JUNE 30,          JUNE 30,         JUNE 30,          JUNE 30,
                                                          2008              2007             2008              2007
                                                    _____________________________________________________________________
Merchant services revenues                              $  1,780,856    $   2,023,504     $   3,577,976    $   4,288,501
Equipment sales                                              167,806          241,507           330,000          506,781
Less: sales returns and allowances                            (2,428)         (11,625)          (21,063)         (27,900)
                                                    _____________________________________________________________________
      Net revenues                                         1,946,234        2,253,386         3,886,913        4,767,382

Cost of revenues
    Commissions                                              169,473          240,845           351,475          527,578
    Cost of sales - equipment                                 43,045           56,243            80,966          148,815
    Cost of sales                                          1,040,274        1,138,437         2,055,436        2,422,181
                                                    _____________________________________________________________________
Cost of revenues                                           1,252,792        1,435,525         2,487,877        3,098,574
                                                    _____________________________________________________________________
Gross profit                                                 693,442          817,861         1,399,036        1,668,808

Operating, general, administrative and selling
expenses                                                     619,922        1,063,966         1,308,930        2,087,898
                                                    _____________________________________________________________________

Net operating gain/(loss)                                     73,520         (246,105)           90,106         (419,090)

Non-operating income (expense)
  Interest income                                                 29                1                80                1
  Interest expense                                           (18,287)         (49,117)          (40,469)         (80,585)
                                                    _____________________________________________________________________
                                                             (18,258)         (49,116)          (40,389)         (80,584)
                                                    _____________________________________________________________________

Net Income (Loss)                                       $     55,262    $    (295,221)    $      49,717    $    (499,674)
                                                    ======================================================================

Income (Loss) per share, basic                          $       0.00    $       (0.01)    $        0.00    $       (0.01)
                                                    ======================================================================

Income (Loss) per share, diluted                        $       0.00    $       (0.01)    $        0.00    $       (0.01)
                                                    ======================================================================

Weighted average number of shares of common stock
outstanding, basic                                        35,286,449       34,452,797        35,286,449       34,203,632
                                                    ======================================================================

Weighted average number of shares of common stock
outstanding, diluted                                      36,111,507       34,452,797        35,548,246       34,203,632
                                                    ======================================================================



  See accompanying Notes to these Condensed Consolidated Financial Statements.


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                  2008                        2007
                                                                       _______________________________________________________
Cash flows from operating activities:
   Net gain/(loss) from continuing operations                                   $          49,717           $         (499,674)
   Depreciation                                                                                 -                      491,803
   Loss on lease settlement                                                                     -                       51,699
   Write-off of cancelled merchant accounts                                               157,850                      347,570
   Allowance for doubtful accounts, trade and notes receivables                          (36,796)                       87,086
   Stock issued for antidilution clause                                                         -                       23,042
   Compensation for stock awards                                                                -                       10,177
   Write-off of software consulting originally capitalized as
     fixed asset                                                                            6,320                            -
   Adjustments to reconcile net loss to net cash provided from operating activities:
Changes in assets and liabilities
   Decrease/(increase)  in accounts receivable                                             21,393                      (37,480)
   Decrease  in inventory                                                                 177,814                      328,303
   Decrease in other receivables                                                          152,043                      259,433
   (Increase) in prepaid expenses                                                         (54,167)                           -
   (Increase) in deposits                                                                       -                         (560)
   Decrease in other non-current assets                                                     1,311                            -
   (Decrease) in accounts payable                                                         (76,518)                    (125,689)
   Decrease/(increase) in accrued expenses                                                135,295                     (236,059)
                                                                       _______________________________________________________

       Net cash provided by operating activities                                          534,261                      699,651
                                                                       _______________________________________________________

Cash flows from investing activities:
   Acquisitions, net of reduction of merchant accounts                                    (50,763)                     (98,902)
   Purchase of property and equipment                                                           -                       (4,765)
   Proceeds of dispositions, net of liabilities assumed and other
     adjustments                                                                                -                        2,925
   Issuance of notes receivable, net of accrued interest income                                 -                      (50,000)
   Payments received toward notes receivable                                                3,518                            -
                                                                       _______________________________________________________

       Net cash (used in)  investing activities                                           (47,245)                    (150,742)
                                                                       _______________________________________________________

Cash flows from financing activities:
    Payments on notes payable                                                             (42,613)                     (73,052)
    Proceeds from notes payable                                                                 -                       70,000
    Expenditures paid by line of credit, related party                                    119,954                       31,201
    Payment on line of credit, related party                                             (569,867)                    (614,420)
    Proceeds from line of credit, related party                                           305,000                      241,000
    Payments on related party notes payable                                              (280,000)                    (240,000)
                                                                       _______________________________________________________

       Net cash (used in) financing activities                                           (467,526)                    (585,271)
                                                                       _______________________________________________________

            Net decrease in cash                                                           19,490                      (36,362)

Cash, beginning of period                                                                 126,149                      157,528
                                                                       _______________________________________________________
Cash, end of period                                                             $         145,639           $          121,166
                                                                       ========================================================

  See accompanying Notes to these Condensed Consolidated Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)

                                                                                FOR THE SIX MONTHS ENDED JUNE 30,
                                                                               2008                          2007
                                                                   ----------------------------- ------------------------------
SUPPLEMENT DISCLOSURE OF CASH
       FLOW INFORMATION
         Cash paid for interest                                                 $          35,398           $           64,502
         Cash paid for income taxes                                             $               -           $                -

NON-CASH INVESTING AND FINANCING TRANSACTIONS
         Inventory purchased from line of credit, related party                 $         171,216           $          341,963





















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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2007 Annual Report on Form 10-KSB/A. Operating results for the period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

RECLASSIFICATION

Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation. Specifically, inventory purchased through our line of credit has been reported as a non-cash financing item in our Statement of Cash Flows.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board ("FASB") issued FASB Statement No 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133 ("SFAS 161"). SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles," ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS 162 will be effective 60 days after the Security and Exchange Commission approves the Public Company Accounting Oversight Board's amendments to AU Section 411. The Company does not anticipate the adoption of SFAS 162 will have an impact on its financial statements.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60" ("SFAS 163"). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is required to adopt FSP EITF 03-6-1 in the first quarter of 2009 and is currently evaluating the impact that FSP EITF 03-6-1 will have on its financial statements.

NOTE 2. STOCKHOLDERS' EQUITY AND STOCK OPTIONS

The authorized common stock of the Company consists of 100,000,000 shares of common stock with par value of $0.0005 and 10,000,000 shares of preferred stock with a par value of $0.01.

In June 2008 we entered into an agreement to issue 250,000 shares of restricted common stock at an aggregate purchase price of $250.00 (.001 per share). At the time of this filing these shares have not been issued.

We did not issue or authorize for issuance any shares or stock options in the second quarter of 2008 or year to date in 2008.

As of June 30, 2008, we have instructed our SEC counsel to finalize all necessary paperwork for the issuance of shares comprising the remaining $100,064 in our common stock subscription.

We had 185,000 non-vested stock options at June 30, 2008 valued at $14,180, which will vest in the third quarter of 2008.

NOTE 3. OTHER RECEIVABLES

At June 30, 2008, and December 31, 2007, other receivables consisted of the following:

                                           June 30, 2008  December 31, 2007

        Merchant residuals receivable    $        94,365      $     265,235
        Other receivables                         22,372              3,544
                                         ________________ __________________
          Total                          $       116,737      $     268,779
                                         ================ ==================

Other receivables consist primarily of residuals due from commissions earned from merchant account transactions. These receivables decreased approximately $152,000 because of the reduction of merchant accounts. Tighter credit policies have reduced the number of new accounts that we acquire thereby increasing the quality of earnings by taking the most conservative forecast of the collectability of residuals. Additionally, merchants are charged an annual fee in December accounting for approximately $145,000 of the December 2007 residuals receivable.


NOTE 4. NOTE RECEIVABLE

In April 2007, we issued a note receivable for $50,000 to an independent third party. This note bears no interest and is convertible to a maximum of 10% of the third party's outstanding common stock in the event of default. Repayment was expected to begin in October of 2007; however, in September, we fully reserved the entire balance of this note. As of June 30, 2008, we are attempting to collect on the note; however, the debtor has ignored all attempts to collect the on the note. The debtor, nevertheless, acknowledges the obligation to pay on their December 31, 2007 10-KSB. We are currently reviewing all available options at our disposal to collect the debt.

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


                                          FAIR VALUE AT JUNE 30, 2008
                       __________________________________________________________________
                            TOTAL           LEVEL 1          LEVEL 2         LEVEL 3
                       __________________________________________________________________
     Assets:
          Intangibles  $     1,713,213  $              -  $    1,713,213  $            -
                       __________________________________________________________________

                       $     1,713,213  $              -  $    1,713,213  $            -
                       ==================================================================

     Liabilities:
          None


The Company's intangibles are classified within Level 2 of the fair value hierarchy because they are valued through management census on an interim basis and through the assistance of a hired consultant, testing for impairment, on an annual basis.

We had no Level 1 or Level 3 assets or liabilities as of June 30, 2008.

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

o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, and the six months ended June 30, 2008, compared to the six months ended June 30, 2007. A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of June 30, 2008, and December 31, 2007.

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

OVERVIEW

We are a rapidly growing provider of credit and debit card-based payment processing services and Gift & Loyalty products to small merchants. As of June 30, 2008, we provided our services to numerous ISOs and thousands of merchants located across the United States. Our payment processing services enable our merchants to process traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone.

DEVELOPMENT OF OUR BUSINESS

International Card Establishment, Inc. (the "Company") (formerly Summit World Ventures, Inc.) was incorporated on December 18, 1986, under the laws of the State of Delaware to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. Prior to July 28, 2000, we were in the developmental stage and could be defined as a "shell" company, whose sole purpose was to locate and consummate a merger or acquisition with a private entity, and we did not have any operations. On July 18, 2003, we acquired iNetEvents, Inc., a Nevada corporation and commenced operations. iNetEvents, Inc., a Nevada corporation, was incorporated on February 3, 1999, and provided Internet support and supply software for real time event/convention information management.

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

In the second quarter of 2008, we formed the LIFT Networks division, based in Tampa, Florida, in a drive to accelerate revenue growth in our smart card and credit card processing businesses.

LIFT Networks will expand on our current product lines by offering additional services to our stored value Gift and Loyalty products; such as, Shop & Dine Rewards, a unique multi-merchant community stored value cash/gift, loyalty and rewards card; stored value MasterCard with payroll rewards; and the introduction of a consumer credit card program - LIFT Revolution.

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

REVENUE AND COST RECOGNITION

Substantially all of our revenues are generated from fees charged to merchants for card-based payment processing services. We typically charge these merchants a bundled rate, primarily based upon the merchant's monthly charge volume and risk profile. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each credit or debit transaction. We charge all merchants higher discount rates for card-not-present transactions than for card-present transactions in order to compensate for the higher risk of underwriting these transactions. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees and fees for other miscellaneous services, such as handling chargebacks. We recognize discounts and other fees related to payment transactions at the time the merchants' transactions are processed. We recognize revenues derived from service fees at the time the service is performed. Related interchange and assessment costs are also recognized at that time.

We follow the requirements of EITF 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent", in determining our revenue reporting. Generally, where we have merchant portability, credit risk and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card-issuing banks and assessments paid to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are set by Visa and MasterCard and are based on transaction processing volume and are recognized at the time transactions are processed.

GOODWILL AND INTANGIBLES

Since 2005, we capitalize intangible assets such as the purchase of merchant and gift & loyalty accounts from portfolio acquisitions (i.e., the right to receive future cash flows related to transactions of these applicable merchants) and amortize accounts at the time of attrition. In keeping with the provisions of FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), we also hire an outside firm to complete an annual valuation to determine any impairment recognized in current earnings.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

Results of operations consist of the following:


                                JUNE 30, 2008   JUNE 30, 2007       $ CHANGE  % CHANGE
Net Revenues                    $   1,946,234   $   2,253,386    $  (307,152)     (14%)
Cost of Revenues                    1,252,792       1,435,525       (182,733)     (13%)
                               ________________________________________________________
Gross Profit                          693,442         817,861       (124,419)     (15%)

Operating, General and
Administrative Costs                  619,922       1,063,966       (444,044)     (42%)
                               ________________________________________________________
Net Operating Income (Loss)     $      73,520   $    (246,105)   $   319,625     (130%)



Net revenues decreased by $307,152 from $2,253,386 for the three months ended June 30, 2007 to $1,946,234 for the three months ended June 30, 2008 because of the decrease in residuals due to attrition of the merchant portfolio and reduced sales. Our sales have decreased due to lower volume from instituting tighter controls on merchant account acquisitions.

The costs associated with the merchant account services decreased by approximately 13% or $182,733 primarily due to the decrease in residuals paid out due to attrition of the merchant portfolio, a $150,000 reduction in costs associated with First Data Resources ("FDR") residuals due to attrition of the merchant credit card portfolio, reduced inventory costs due to reduced sales and a $15,000 reduction in telemarketing expenses.

General and administrative costs decreased by approximately $444,000 from $1,063,966 for the three months ended June 30, 2007 to $619,923 for the three months ended June 30, 2008, due primarily to the reduction of bad debt, decrease in amortization and elimination of depreciation expense, since our assets are fully depreciated. Furthermore, we reduced our workforce significantly, thereby, reducing our payroll obligations. Finally, several processing expenses, such as telephone bills and merchant discount fees, that had been reported as general and administrative costs in the second quarter of 2007 were reclassified into the cost of revenues at year end in 2007. In the second quarter of 2008, those expenses were recognized as part of the cost of sales.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

Results of operations consist of the following:



                                JUNE 30, 2008   JUNE 30, 2007       $ CHANGE  % CHANGE
Net Revenues                    $   3,886,913   $   4,767,382    $  (880,469)     (18%)
Cost of Revenues                    2,487,877       3,098,574       (610,697)     (20%)
                               ________________________________________________________
Gross Profit                        1,399,036       1,668,808       (269,772)     (16%)

Operating, General and
Administrative Costs                1,308,930       2,087,898       (778,968)     (37%)
                               ________________________________________________________
Net Operating Income (Loss)     $      90,106   $    (419,090)   $   509,196     (122%)


Net revenues decreased by $880,469 from $4,767,382 for the six months ended June 30, 2007 to $3,886,913 for the six months ended June 30, 2008 because of the decrease in residuals due to attrition of both merchant and gift portfolios and reduced sales. Our sales have decreased due to lower volume by instituting tighter controls on merchant account acquisitions.

The costs associated with the merchant account services decreased by approximately 20% or $610,697 primarily due to the decrease in residuals paid out due to attrition of the merchant portfolio, a $335,000 reduction in costs associated with First Data Resources ("FDR") residuals due to attrition of the merchant credit card portfolio and reduced inventory costs due to reduced sales.

General and administrative costs decreased by approximately $779,000 from $2,087,898 for the six months ended June 30, 2007 to $1,308,930 for the six months ended June 30, 2008, due primarily to the reduction of bad debt, decrease in amortization and elimination of depreciation expense, since our assets are fully depreciated. Furthermore, we reduced our workforce significantly; thereby, reducing our payroll obligations. Finally, several processing expenses, such as telephone bills and merchant discount fees, that had been reported as general and administrative costs in the second quarter of 2007 were reclassified into the cost of revenues at year end in 2007. Since January 1, 2008, those expenses were recognized as part of the cost of sales.

LIQUIDITY AND CAPITAL RESOURCES

We are currently seeking to expand our merchant services offerings in bankcard and gift and loyalty; however, we do not believe that our efforts to expand our current lines of business will result in substantial increases in operating expenses or significant reductions in earnings. Our most recent expansion, the LIFT Networks division, is completely self-sufficient and has not materially increased our operating, general or administrative expenses. We do not anticipate significant fluctuations in capital expenditures or expenses relating to this new division throughout the remainder of 2008. In addition, we are investigating additional business opportunities and potential acquisitions; accordingly we will require additional capital to complete the expansion and to undertake any additional business opportunities.



                                                   JUNE 30, 2008    DECEMBER 31, 2007      $ CHANGE   % CHANGE
Cash                                               $     145,639    $         126,149    $   19,490        15%
Accounts Payable and Accrued Expenses              $     678,153    $         619,375    $   58,778         9%
Accounts Receivable, net                           $      42,462    $          27,059    $   15,403        57%


We have financed our operations during the year primarily through sales, the collection of accounts receivable, the use of our line of credit, and the use of cash on hand. As of June 30, 2008, we had total current liabilities of $1,431,038 compared to $1,668,570 as of December 31, 2007. The decrease in current liabilities is primarily the result of paying down Accounts Payable.

Cash increased 15% from $126,149 at December 31, 2007, to $145,639 at June 30, 2008, because of a decreased demand on cash due to the paying down of accounts payable and debt.

As of June 30, 2008, our accounts receivable, net, increased to $42,462 compared to $27,059 at December 31, 2007. The relating allowance for doubtful accounts decreased from $225,425 at December 31, 2007, to $188,629 as of June 30, 2008, because of continued aggressive collection of old receivables.

We had no equity issuances in the second quarter of 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A.

ITEM 4. CONTROLS AND PROCEDURES.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including William Lopshire, the Company's Chief Executive Officer ("CEO") and Candace Mills, the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the six-month period ended June 30, 2008. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the six-month period ended June 30, 2008. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the sixth months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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




DATE: AUGUST 14, 2008

                     INTERNATIONAL CARD ESTABLISHMENT, INC.

                        BY: /s/ WILLIAM LOPSHIRE
                        __________________________________________
                                WILLIAM LOPSHIRE
                                CHIEF EXECUTIVE OFFICER (PRINCIPAL
                                EXECUTIVE OFFICER), SECRETARY
                                AND DIRECTOR


                        BY: /s/ CANDACE MILLS
                        __________________________________________
                                CANDACE MILLS
                                CHIEF FINANCIAL OFFICER (PRINCIPAL
                                ACCOUNTING OFFICER) AND DIRECTOR