Form 10-Q
period 2008-09-30
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2008-11-14
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE LAST FIVE YEARS

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

          Non-accelerated filer |_|         Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At November 14, 2008, there were 35,843,703 outstanding shares of the Registrant's Common Stock, $.0005 par value.

Transitional Small Business Disclosure Formsat:  Yes / / No /X/

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  4
Item 2.  Management's Discussion and Analysis                                 13
Item 3.  Quantitative and Qualitative Disclosures About Market Risk           17
Item 4.  Controls and Procedures                                              17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    18
Item 1A. Risk Factors                                                         18
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          18
Item 3.  Defaults Upon Senior Securities                                      18
Item 4.  Submission of Matters to a Vote of Security Holders                  18
Item 5.  Other Information                                                    18
Item 6.  Exhibits                                                             18

SIGNATURES                                                                    19

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 2008



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  SEPTEMBER 30,         DECEMBER 31,
                                                                                       2008                 2007
                                                                                   (UNAUDITED)           (AUDITED)
                                                                                 _________________    _________________
ASSETS

CURRENT ASSETS
     Cash                                                                        $          91,745    $        126,149
     Accounts receivable, trade, net allowance of $195,037 and $225,425
       at September 30, 2008 and December 31, 2007, respectively                           21,924               27,059
     Inventory                                                                             96,115              109,628
     Notes receivable, net of allowance of $50,000 at September 30, 2008
       and December 31, 2007, respectively                                                     88                6,428
     Other receivables                                                                    132,676              268,779
     Prepaid expenses                                                                      37,501                    -
                                                                                 _________________    _________________

         Total current assets                                                             380,049              538,043
                                                                                 _________________    _________________

FIXED ASSETS, net of accumulated depreciation of $2,983,007 at
   September 30, 2008 and December 31, 2007, respectively                                       -                6,320
INTANGIBLE ASSETS                                                                       1,650,237            1,820,300
GOODWILL                                                                                   87,979               87,978
OTHER NON-CURRENT ASSETS                                                                  116,687              117,700
                                                                                 _________________    _________________

              Total assets                                                       $      2,234,952     $      2,570,341
                                                                                 =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                            $         22,898     $        106,394
     Accrued expenses                                                                     521,758              512,981
     Notes payable                                                                              -               42,613
     Notes payable, related parties                                                             -              400,000
     Line of credit, related parties                                                      741,969              606,582
                                                                                 _________________    _________________

         Total current liabilities                                                      1,286,625            1,668,570


STOCKHOLDERS' EQUITY
     Preferred stock: $0.01 par value; authorized 10,000,000 shares;
       Issued and outstanding: 54,000 shares at September 30, 2008 and
       December 31, 2007, respectively                                                        540                  540
     Common stock: $0.0005 par value; authorized 100,000,000 shares;
       issued and outstanding: 35,873,703 at September 30, 2008 and
       35,286,449 at December 31, 2007, respectively                                       17,937               17,643
     Common stock subscription                                                             30,001              100,064
     Additional paid-in capital                                                        19,628,400           19,544,354
     Accumulated deficit                                                             (18,728,551)         (18,760,830)
                                                                                 _________________    _________________
         Total stockholders' equity                                                       948,327              901,771
                                                                                 _________________    _________________

              Total liabilities and stockholders' equity                         $      2,234,952     $      2,570,341
                                                                                 =================    =================

  See accompanying Notes to these Condensed Consolidated Financial Statements.


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                        SEPT. 30,        SEPT. 30,         SEPT. 30,        SEPT. 30,
                                                          2008              2007             2008              2007
                                                    ______________________________________________________________________
Merchant services revenues                               $  1,688,444   $   1,940,143     $   5,266,420    $   6,276,114
Equipment sales                                               173,889         229,687           503,889          688,998
Less: sales returns and allowances                             (7,052)         (7,494)          (28,114)         (35,394)
                                                    ______________________________________________________________________
      Net revenues                                          1,855,281       2,162,336         5,742,195        6,929,718

Cost of revenues
    Commissions                                               208,873          206,200          560,349          733,779
    Cost of sales - equipment                                  34,224          55,764           115,189          204,579
    Cost of sales                                             947,154       1,154,632         3,002,590        3,576,813
                                                    ______________________________________________________________________
Cost of revenues                                            1,190,251       1,416,596         3,678,128        4,515,171
                                                    ______________________________________________________________________
Gross profit                                                  665,030         745,740         2,064,067        2,414,547

Operating, general, administrative and selling
expenses                                                      666,150       1,343,918         1,975,082        3,431,815
                                                    ______________________________________________________________________

Net operating gain/(loss)                                      (1,120)       (598,178)           88,985       (1,017,268)

Non-operating income (expense)
  Interest income                                                  14             380                94              381
  Interest expense                                            (16,331)        (25,519)          (56,800)        (106,104)
                                                    ______________________________________________________________________
                                                              (16,317)        (25,139)          (56,706)        (105,723)
                                                    ______________________________________________________________________

                                                    ______________________________________________________________________
Net Income (Loss)                                        $    (17,437)  $    (623,317)    $      32,279    $  (1,122,991)
                                                    ======================================================================

Income (Loss) per share, basic                           $      (0.00)  $       (0.02)    $        0.00    $       (0.03)
                                                    ======================================================================

Income (Loss) per share, diluted                         $      (0.00)  $       (0.02)    $        0.00    $       (0.03)
                                                    ======================================================================

Weighted average number of shares of common stock
outstanding, basic                                         35,548,160      35,283,520        35,374,323       34,567,550
                                                    ======================================================================

Weighted average number of shares of common stock
outstanding, diluted                                       35,548,160      35,283,520        36,077,572       34,567,550
                                                    ======================================================================


  See accompanying Notes to these Condensed Consolidated Financial Statements.


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   2008                           2007
                                                                                                              (RESTATED)
                                                                          ______________________  ___________________________
Cash flows from operating activities:
   Net gain/(loss) from continuing operations                                $           32,279          $         (1,122,991)
   Depreciation                                                                               -                       735,379
   Loss on lease settlement                                                                   -                        51,699
   Write-off of cancelled merchant accounts                                             242,550                       604,628
   Allowance for doubtful accounts, trade and notes receivables                         (30,388)                       13,276
   Stock issued for antidilution clause                                                       -                        23,042
   Compensation for stock awards                                                         14,027                       240,124
   Write-off of software consulting originally capitalized as fixed
     asset                                                                                6,320                             -
   Adjustments to reconcile net loss to net cash provided from operating activities:
Changes in assets and liabilities
   Decrease in accounts receivable                                                       35,523                        87,526
   Decrease in inventory                                                                266,919                       482,530
   Decrease in other receivables                                                        136,103                       249,292
   (Increase) in prepaid expenses                                                       (37,501)                            -
   Decrease in deposits                                                                       -                           121
   Decrease in other non-current assets                                                   1,012                             -
   Increase in accounts payable                                                         (83,496)                     (131,814)
   Decrease in accrued expenses                                                           8,776                      (202,715)
                                                                          ______________________  ___________________________

       Net cash provided by (used in) operating activities                              592,124                     1,030,097
                                                                          ______________________  ___________________________

Cash flows from investing activities:
   Acquisitions, net of reduction of merchant accounts                                  (72,487)                     (152,887)
   Purchase of property and equipment                                                         -                        (4,765)
   Issuance of notes receivable, net of accrued interest income                               -                       (50,000)
   Payments received toward notes receivable                                              6,340                         6,279
                                                                          ______________________  ___________________________

       Net cash used in investing activities                                            (66,147)                     (201,373)
                                                                          ______________________  ___________________________

Cash flows from financing activities:
    Payments on notes payable                                                           (42,613)                     (128,905)
    Proceeds from notes payable                                                               -                        70,000
    Expenditures paid by line of credit, related party                                  120,246                        99,952
    Payment on line of credit, related party                                           (858,264)                     (821,919)
    Proceeds from line of credit, related party                                         620,000                       286,000
    Payments on related party notes payable                                            (400,000)                     (360,000)
    Proceeds from common stock subscribed                                                   250                             -
                                                                          ______________________  ___________________________

       Net cash used in financing activities                                           (560,381)                     (854,872)
                                                                          ______________________  ___________________________

            Net decrease in cash                                                        (34,404)                      (26,148)

Cash, beginning of period                                                               126,149                       157,528
                                                                          ______________________  ___________________________
Cash, end of period                                                          $           91,745          $            131,380
                                                                          ====================== =============================

  See accompanying Notes to these Condensed Consolidated Financial Statements.


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)

                                                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    2008                        RESTATED 2007
                                                                           ______________________________  ________________________
SUPPLEMENT DISCLOSURE OF CASH
       FLOW INFORMATION
         Cash paid for interest                                              $           51,338          $             91,936
         Cash paid for income taxes                                          $                -          $                  -


NON-CASH INVESTING AND FINANCING TRANSACTIONS
         Inventory purchased from line of credit, related party              $          253,406          $            481,799























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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2007 Annual Report on Form 10-KSB/A. Operating results for the period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

RECLASSIFICATION

Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation. Specifically, equipment revenues and cost of sales have been broken out from the merchant services revenues and cost of sales for comparative purposes in our Consolidated Statements of Income. Inventory purchased through our line of credit has been reported as a non-cash financing item in our Statement of Cash Flows.

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

In June 2008 we entered into a service agreement to issue 250,000 shares of restricted common stock at an aggregate purchase price of $250 (.001 per share). These shares were issued August 20, 2008.

As of June 30, 2008, we have instructed our SEC counsel to finalize all necessary paperwork for the issuance of shares comprising the remaining $30,001 in our common stock subscription.

In the third quarter of 2008, we issued 337,254 shares of common stock related to this common stock subscription.

We had no unvested stock options as of September 30, 2008. We had 183,000 options vest in the third quarter of 2008.

NOTE 3. OTHER RECEIVABLES

At September 30, 2008, and December 31, 2007, other receivables consisted of the following:

                                     September 30, 2008      December 31, 2007
Merchant residuals receivable             $        90,288          $     265,235
Other receivables                                  42,388                  3,544
                                    ______________________ _____________________
  Total                                   $       132,876          $     268,779
                                    ====================== =====================

Other receivables consist primarily of residuals due from commissions earned from merchant account transactions. These receivables decreased approximately $136,000 because of the reduction of merchant accounts. Tighter credit policies have reduced the number of new accounts that we acquire thereby increasing the quality of earnings by taking the most conservative forecast of the collectability of residuals. Additionally, merchants are charged an annual fee in December accounting for approximately $145,000 of the December 2007 residuals receivable.

NOTE 4. NOTE RECEIVABLE

In April 2007, we issued a note receivable for $50,000 to an independent third party. This note bears no interest and is convertible to a maximum of 10% of the third party's outstanding common stock in the event of default. Repayment was expected to begin in October of 2007; however, in September 2007, we fully reserved the entire balance of this note. As of September 30, 2008 we are attempting to collect on the note; however, the debtor has ignored all attempts to collect the on the note. The debtor, nevertheless, acknowledges the obligation to pay on their December 31, 2007 10-KSB. We are currently reviewing all available options at our disposal to collect the debt.

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


                                     FAIR VALUE AT SEPTEMBER 30, 2008
                     __________________________________________________________________
                          TOTAL           LEVEL 1          LEVEL 2         LEVEL 3
                     __________________________________________________________________
Assets:
     Intangibles     $     1,650,237  $              -  $    1,650,237  $            -
                     __________________________________________________________________

                     $     1,650,237  $              -  $    1,650,237  $            -
                     ==================================================================

Liabilities:
     None



The Company's intangibles are classified within Level 2 of the fair value hierarchy because they are valued through management census on an interim basis and through the assistance of a hired consultant, who tests for impairment on an annual basis.

We had no Level 1 or Level 3 assets or liabilities as of September 30, 2008.

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

NOTE 6. DEBT

In the second quarter of 2008 we paid off the note payable to TASQ. In the third quarter we paid off the related party note payable to Worldwide Business Services Group, Inc.

The terms and conditions of the related party line of credit with Worldwide Business Services Group, Inc. provide that it is used for cash infusions and payments for inventory only. The interest rate is prime plus 3% (8% as of September 30, 2008). Inventory payments are paid down within 60 days. Now that the related party note payable is paid in full, the company will begin paying down the cash portions of the line of credit.

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

o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, and the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of September 30, 2008, and December 31, 2007.

EXECUTIVE SUMMARY

Our strategy is to grow profitably by increasing our penetration into the expanding small merchant marketplace for payment and Gift & Loyalty card based products. We find these merchants through our Independent Sales Organization ("ISO") and agent channels of distribution and intend to make additional acquisitions on an opportunistic basis in this fragmented segment of the industry.

OVERVIEW

We are a rapidly growing provider of credit and debit card-based payment processing services and Gift & Loyalty products to small merchants. As of September 30, 2008, we provided our services to numerous ISOs and thousands of merchants located across the United States. Our payment processing services enable our merchants to process traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Results of operations consist of the following:


                                   SEPTEMBER 30, 2008         SEPTEMBER 30, 2007            $ CHANGE               % CHANGE
Net Revenues                       $       1,855,281           $     2,162,336         $     (307,055)                  (14%)
Cost of Revenues                           1,190,251                 1,416,596               (226,345)                  (16%)
                                  ____________________________________________________________________________________________
Gross Profit                                 665,030                   745,740                (80,710)                  (11%)
Operating, General and
Administrative Costs                         666,150                 1,343,918               (677,768)                  (50%)
                                  ____________________________________________________________________________________________
Net Operating Income (Loss)        $          (1,120)          $      (598,178)        $      597,058                  (100%)


Net revenues decreased by $307,055 from $2,162,336 for the three months ended September 30, 2007 to $1,855,281 for the three months ended September 30, 2008 because of decreased residuals due to attrition of merchant accounts and the current economic climate.

The costs associated with the merchant account services decreased by approximately 16% or $226,345 primarily due to a $430,665 decrease in cost of residuals expense, resulting from the attrition of residual accounts.

General and administrative costs decreased by approximately $677,767 from $1,343,918 for the three months ended September 30, 2007 to $666,150 for the three months ended September 30, 2008 because of full depreciation of fixed assets in the third quarter of 2007 resulting in no depreciation expense in 2008, decreased amortization due to the cost to market adjustment of the merchant portfolio at December 31,2007 and decreased interest expense due to the pay down of the Worldwide note payable.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

Results of operations consist of the following:


                                   SEPTEMBER 30, 2008         SEPTEMBER 30, 2007            $ CHANGE               % CHANGE
Net Revenues                       $       5,742,195           $     6,929,718         $   (1,187,523)                  (17%)
Cost of Revenues                           3,678,128                 4,515,171               (837,043)                  (19%)
                                  ____________________________________________________________________________________________
Gross Profit                               2,064,067                 2,414,547               (350,480)                  (15%)
Operating, General and
Administrative Costs                       1,975,082                 3,431,815             (1,456,733)                  (42%)
                                  ____________________________________________________________________________________________
Net Operating Income (Loss)        $          88,985           $    (1,017,268)        $    1,106,253                  (109%)


Net revenues fell by 17% from $6,929,718 for the nine months ended September 30, 2007 to $5,742,195 compared to the nine months ended September 30, 2008 primarily because of decreased residuals due to attrition of merchant accounts. Furthermore, this decrease caused a corresponding $837,043 decrease in the cost of revenues from $4,515,171 for the nine months ended September 30, 2007 to $3,678,128 for the nine months ended September 30, 2008.

Operating, general, and administrative costs decreased by $1,456,733 from $3,431,815 for the nine months ended September 30, 2007 to $1,975,082 during the nine months ended September 30, 2008 primarily because of because of full depreciation of fixed assets in the third quarter of 2007 resulting in no depreciation expense in 2008, decreased amortization due to the cost to market adjustment of the merchant portfolio at December 31,2007 and decreased interest expense due to the pay down of the Worldwide note payable.

LIQUIDITY AND CAPITAL RESOURCES

We are currently seeking to expand our merchant services offerings in bankcard and gift and loyalty. In addition, we are investigating additional business opportunities and potential acquisitions; accordingly we will require additional capital to complete the expansion and to undertake any additional business opportunities.


                                                 SEPTEMBER 30, 2008       DECEMBER 31, 2007           $ CHANGE      % CHANGE
Cash                                             $         91,745          $      126,149        $     (34,404)         27%
Accounts Payable and Accrued Expenses            $        544,656          $      619,375        $     (74,719)         12%
Accounts Receivable, net                         $         21,924          $       27,059        $      (5,135)         19%


We have financed our operations during the year primarily through sales and use of cash on hand. As of September 30, 2008, we had total current liabilities of $1,286,625 compared to $1,668,570 as of December 31, 2007. The decrease in current liabilities is primarily due to the payoff of the related party note payable and the pay down of accounts payable. At this time, there are no plans to increase our debt load in the coming year.

Cash decreased 27% as of September 30, 2008 due to because of an increased demand on cash due to the pay down of accounts payable and debt, as well as increased payroll due to the new LIFT division. This trend is expected to reverse with increased sales generated by LIFT.

As of September 30, 2008, our accounts receivable, net decreased to $21,924 compared to $27,059 at December 31, 2007. The relating allowance for doubtful accounts decreased from $225,425 at December 31, 2007 to $195,037 as of September 30, 2008 because of aggressive collections of old receivables.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including William Lopshire, the Company's Chief Executive Officer ("CEO") and Candace Mills, the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine-month period ended September 30, 2008. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine-month period ended September 30, 2008. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

                     INTERNATIONAL CARD ESTABLISHMENT, INC.

 Dated: November 14, 2008               By: /s/ WILLIAM LOPSHIRE
                                        ____________________________________
                                              William Lopshire
                                              Chief Executive Officer
                                              (Principal Executive Officer)



 Dated: November 14, 2008               By: /s/ CANDACE MILLS
                                        ____________________________________
                                              Candace Mills
                                              Chief Financial Officer
                                              (Principal Accounting Officer)