Form 10-K
period 2008-12-31
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2009-03-31
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                  For the Fiscal Year Ended: December 31, 2008


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


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


     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

     Large Accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Based on the closing price of December 31, 2008, the aggregate market value of common stock held by non-affiliates of the registrant was $987,579.

     The number of common shares outstanding of the registrant was 35,873,703 as of March 19, 2009.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS



                                     PART I

ITEM 1.  Description of Business...............................................4
ITEM 1A. Risk Factors.........................................................10
ITEM 2.  Properties...........................................................15
ITEM 3.  Legal Proceedings....................................................15
ITEM 4.  Submission of Matter to Vote of Security Holders.....................15

                                  PART II

ITEM 5.  Market For Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities....................15
ITEM 6.  Selected Financial Data..............................................17
ITEM 7.  Management's Discussion and Analysis.................................18
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk...........21
ITEM 8.  Financial Statements and Supplementary Data..........................22
ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.............................................39
ITEM 9A. Controls and Procedures..............................................39
ITEM 9B. Other Information....................................................40
ITEM 10. Directors, Executive Officers and Corporate Governance...............40

                                    PART III

ITEM 11. Executive Compensation...............................................41
ITEM 13. Certain Relationships and Related Transactions, and
         Director Independence................................................44
ITEM 14. Principal Accountant Fees and Services...............................44

                                     PART IV

ITEM 15. Exhibits and Financial Statement Schedules...........................45
         Signatures...........................................................45

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to "International Card Establishment, Inc.," "ICE", "the Company," "we," "us," and "our" refer to International Card Establishment, Inc. and its subsidiaries.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis or Plan Operation," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under US federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

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

On January 16, 2003, we entered into a Plan and Agreement of Reorganization with International Card Establishment, Inc., a Nevada corporation, and its shareholders. International Card Establishment, Inc., a Nevada corporation, was incorporated on July 26, 2002. As part of the acquisition, a reorganization in the form of a reverse merger, International Card Establishment, Inc. became our wholly-owned subsidiary, and there was a change of our control. Following the International Card Establishment, Inc. acquisition we changed our corporate name from iNetEvents, Inc. to International Card Establishment, Inc. and reverse split our outstanding shares of common stock on a one for two share basis.

On December 15, 2003, we entered into a Plan and Agreement of Reorganization with GlobalTech Leasing, Inc., a California corporation, and its shareholders. On December 29, 2003, GlobalTech Leasing, Inc. became our wholly owned subsidiary. In May of 2006 we sold our GlobalTech Leasing, Inc. subsidiary which comprised our entire equipment leasing segment.

Effective September 8, 2004, we entered into a Plan and Agreement of Reorganization with Neos Merchant Solutions, Inc., a Nevada corporation, and its shareholders. Effective September 8, 2004, Neos Merchant Solutions, Inc. became our wholly owned subsidiary.

In May 2008 we started LIFT Network, new sales division focused on marketing for small to medium sized businesses. LIFT Network is based in our corporate offices in Camarillo, California with a small office in Tampa, Florida.

INDUSTRY OVERVIEW

The use of card-based forms of payment, such as credit and debit cards, by consumers in the United States has steadily increased over the past ten years. The proliferation of credit and debit cards has made the acceptance of card-based payment a necessity for businesses, both large and small, in order to remain competitive. In its 2008 publication on transaction processing, leading equity research firm Raymond James Financial reported that overall credit card transactions will grow domestically from an estimated 26.6 billion transactions in 2006 to 36.2 billion by 2010. Raymond James reported that total credit card purchase volume will grow from $1.8 trillion in 2006 to $2.6 trillion by 2010, with average tickets increasing from $70.10 per transaction to $71.50 over the same period.

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

INCREASED CARD ACCEPTANCE BY SMALL BUSINESSES. The proliferation of credit and debit cards has made the acceptance of card-based payment a necessity for businesses, both large and small, in order to remain competitive. As a result, many of these small to medium-sized businesses are seeking, and we expect many new small to medium-sized businesses to continue to seek, to provide customers with the ability to pay for merchandise and services using credit or debit cards, including those in industries that have historically accepted cash and checks as the only forms of payment for their merchandise and services. Historically, larger acquiring banks have marketed credit card processing services to national and regional merchants and have not focused on small to medium-sized merchants, as small to medium-sized merchants are often perceived as too difficult to identify and expensive to service. International Card Establishment, Inc. ("ICE") targets these small to medium-size merchants as its primary customer base. These merchants generally have a lower volume of credit card transactions, are difficult to identify and have traditionally been underserved by credit card processors.

GROWTH IN CARD-NOT-PRESENT TRANSACTIONS. Market researchers expect dramatic growth in card-not-present transactions due to the rapid growth of the Internet. US online retail reached $175 billion in 2007 in the USA and is projected to grow to $335 billion by 2012, as forecasted by Forrester Research, Inc. This growth is based on two primary factors:

     o continued shift of sales away from stores and to online and catalog purchases, and

     o online shoppers appear to be effected less by the current economic client.

THE BUSINESS OF OUR SUBSIDIARY ICE

BUSINESS SUMMARY

International Card Establishment, Inc. ("ICE") targets small to medium-size merchants as its primary customer base. These merchants generally have a lower volume of credit card transactions, are difficult to identify and have traditionally been underserved by credit card processors. Management of ICE estimates that there are approximately 5.7 million merchant locations in the United States currently accepting Visa and MasterCard credit cards in the small merchant market segment and that approximately 4.2 million of such small merchant locations utilize electronic processing for credit card transactions. Management believes the small and medium-sized merchant market offers ICE significant growth opportunities for the "first time" installation and subsequent servicing of credit card authorization and payment systems because this market has traditionally not been targeted by larger credit card companies.

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

ICE provides comprehensive customer service and support to its merchants requiring consultative problem solving and account management. ICE also provides value added products such as Gift & Loyalty, through our NEOS Merchant Solutions subsidiary, that distinguish ICE from its competitors. Management believes that providing cost-effective, reliable and responsive service and value added services and products is an effective long-term strategy to retain its merchant base. Through agent based acquisitions of merchant accounts, merchant retention and the increasing use and acceptance of credit cards, management believes ICE will develop a stable and growing recurring base of revenues.

MARKET OUTLOOK

Historically, larger acquiring banks have marketed credit card processing services to national and regional merchants, not emphasizing small to medium-sized merchants, as small merchants are often difficult to identify and expensive to service. This created an opportunity for non-banks, including independent sales organizations ("ISO") such as ICE, which recognized the business potential of providing electronic processing to these small merchants. Management estimates that there are approximately 5.7 million small merchant locations nationwide accepting Visa and MasterCard credit cards. The transaction processing industry has undergone rapid consolidation over the last several years with the controlling over 50% of the market share (First Data - 49.51%, BA Merchant Services - 13.09% and Nova/Key - 8.41%) according to the March 2008 Nilson Report. Merchant requirements for improved customer service and the demands for additional customer applications have made it difficult for some community and regional banks and ISO's to remain competitive. Many of these providers are unwilling or unable to invest the capital required to meet those evolving demands, and are leaving the transaction processing business or otherwise seeking partners to provide transaction processing for their customers. Despite this ongoing consolidation, the industry remains fragmented with respect to the number of entities providing merchant services. Management believes that these factors will result in continuing industry consolidation over the next several years.

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

INCREASE OPERATING EFFICIENCIES. Currently, ICE outsources many aspects of its processing services to third-parties which have excess capacity and the expertise to handle ICE's needs.

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

GROWTH STRATEGY

ICE's growth strategy is twofold:

1. to pursue external growth by constantly expanding its independent agent base, and

2. to utilize its proprietary Gift & Loyalty platform to reach an even greater number of merchants through value-added products.

Through the use of its agent relationships, ICE obtains new merchant accounts by offering merchants technologically advanced products, such as our proprietary Gift & Loyalty program, and programs with better levels of service than those obtainable from other sources.

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

ICE's independent agents solicit merchants to utilize our processing services. The agents must abide by Visa, MasterCard and NACHA regulations for acceptable merchants, the prevention of fraud, and must perform up to an agreed upon standard and abide by general obligations such as Confidentiality, Indemnification, Disclaimer of all Warranties, and Limitation of Liability. ICE bills an agent for equipment shipped (classified as merchant service revenue and cost of sale). Commissions are expensed and paid upon the acceptance and installation of equipment. Residual payments are recorded in the month the liabilities are incurred and paid within 60 days.

MERCHANT SERVICES

Management believes providing cost-effective, reliable and responsible service is an effective method of retaining merchant clients. ICE maintains personnel and systems necessary for providing such services directly to merchants and has developed a comprehensive program involving consultative problem solving and account management. ICE maintains a help desk to respond to inquiries from merchants regarding terminal, communication and training issues. Service personnel provide terminal application consultation by telephone and regularly reprogram terminals via telephone lines to accommodate particular merchant needs regarding program enhancements, terminal malfunctions and Visa and MasterCard regulations. In addition, merchants may obtain direct, personal assistance in reconciling network and communications problems, including problems with network outages and local phone company services. ICE continually reviews its customer service program to further enhance the customer service it provides and to accommodate future growth of ICE's merchant base. ICE's terminals are "downloadable," meaning additional services, such as authorization or payment services for additional credit cards, can be installed in the terminal electronically from ICE's offices without the necessity of replacement equipment or an on-site installation visit. Additionally, peripheral equipment such as pin pads and printers can easily be forwarded to the merchants upon request. ICE also loans, tests and ships POS equipment directly to merchant locations, and provides complete repair-or-replacement services for malfunctioning terminals. Generally, ICE can arrange for delivery of replacement terminals by overnight courier.

COMPETITION

The market for providing electronic bank card authorization and payment systems to retail merchants is highly competitive. ICE competes in this market primarily on the basis of price, technological capability, customer service and breadth of product and services. Many small and large companies compete with us in providing payment processing services and related services for card-not-present and card-present transactions to a wide range of merchants. There are a number of large transaction processors, including First Data Merchant Services Corporation, National Processing, Inc., Global Payments, Inc. and Elavon, Inc. (a subsidiary of U.S. Bancorp), that serve a broad market spectrum from large to small merchants and provide banking, ATM and other payment-related services and systems in addition to card-based payment processing. There are also a large number of smaller transaction processors that provide various services to small and medium sized merchants. Many of our competitors have substantially greater capital resources than ICE and operate as subsidiaries of financial institutions or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. We believe that our specific focus on small to medium size merchants and our breadth of products and services, such as Gift & Loyalty, in addition to our understanding of the needs and risks associated with providing payment processing services to these merchants, gives ICE a competitive advantage over larger competitors, which have a broader market perspective and often are not able to accommodate the demands of small to medium size merchants.

THE BUSINESS OF OUR SUBSIDIARY NEOS

On September 9, 2004, the Company completed an Agreement and Plan of Merger with NEOS Merchant Solutions, Inc. ("NEOS"), a Nevada corporation. With, NEOS becoming our wholly-owned subsidiary, we provide turnkey "Smart Card"-based as well as traditional "Magnetic Stripe Card"-based solutions for merchants wishing to offer automated gift and loyalty services. These programs provide small merchants additional value through integrated loyalty programs which drive repeat business and through other optional integrated products offering merchants automated data capture and storage of personal information on the merchant's customer base. The merchant is provided customized merchant branded proprietary gift and loyalty cards. NEOS incorporates a merchant's existing logo and artwork, or designs custom artwork for an additional fee, for use on the gift and loyalty cards.

NEOS is an information and financial transaction application service provider specializing in "Gift and Loyalty" products and point of sale (POS) financial transaction services to small and medium retail merchants. NEOS integrates its proprietary "Gift and Loyalty" software with existing point of sale payment processing (i.e. traditional credit, debit, check verification, I.D. verification), thereby consolidating its retail merchant revenue enhancing solutions with commodity driven payment processing services. NEOS' primary product is a unique full function, turnkey front and back-end gift and loyalty solution, primarily utilizing the fast emerging smart card technology as well as magnetic stripe, today's prominent medium for transaction processing. NEOS controls the entire environment for this product by utilizing a closed loop software platform consisting of transaction based terminal software and hardware and integrated POS solutions at the point of sales that process all activity through the NEOS host called "MATRIXX" for all smart and magnetic stripe card related gift and loyalty card activity. The system split dials or re-directs electronic payment processing related transactions to the appropriate processing entity for credit, debit, check and other commodity transaction elements.

PRODUCTS

PAYMENT PROCESSING SOFTWARE - credit, debit, and check verification are integrated into the POS terminal to consolidate merchant level functionality, system and support requirements. Terminals presently support Vital, Lynk, Concord EFS, and First Data. All terminals have the capability to split dial e-commerce related requests to the appropriate processor. NEOS' Software "Gift and Loyalty" products are as follows:

     o MATRIXX - the NEOS proprietary host manages the processing functions to include transaction posting, reporting, inquiry and statement issuance of all gift and loyalty related transactions. The host system resides at an external third party hosting facility with a redundant backup at the corporate offices in Camarillo, California.

     o POS TERMINAL APPLICATION SOFTWARE - proprietary software allows up to eight standard variations of gift and loyalty to facilitate various key market criteria and I.D. verification capable of reading line three of a magnetic-stripe card.

     o CHIP LEVEL (SMART CARD) OPERATING SYSTEM - an application that mirrors ongoing transaction data and stores customer specific or merchant specific information to assist I.D., buying trends, demographics, etc.

     o VIRTUAL MERCHANT DATABASE - at minimum, merchants can retrieve real-time information about customer purchases, sales patterns, contribution amounts, gift and loyalty activity, balances, etc. Also known as Loyalty Management Database and/or Merchant Data Center.

NEOS' Hardware "Gift and Loyalty" products are:

     o POS TERMINALS - VeriFone 3750, VeriFone VX570, VeriFone and Schlumberger pin pads, and Schlumberger/AxaltoMagiC 6000 and 6100.

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

MARKET OUTLOOK

Statistics show "Gift and Loyalty" products enhance retention of existing customers and increase new customers resulting in additional revenue to the retail business. We believe "Gift and Loyalty" is more than a valuable method of payment, but a preferred method of payment. The TowerGroup, a subsidiary of MasterCard, estimated that total 2006 gift card sales topped $80 billion, a 20 percent increase over 2005. The National Retail Federation estimates that gift card sales in the 2008 holiday season will total $24.9 billion, a 5 percent decrease from the $26.3 billion in 2007 holiday sales. This decline is attributed to the tighter economy with many consumers choosing to buy deeply discounted merchandise as opposed to gift cards as reported in a Chicago Tribune article on December 27, 2008. As for gift cards, never before has a product enabled a retailer to have his own "currency". Once value is placed on a gift card, it can only be redeemed at that merchant's location. This money goes directly into the retailers account prior to investing in inventory or any other business expense. Retail returns have historically meant cash back, and the money usually walks out the front door and is spent on another retailer's goods or services. With this program the retailer's policy places the return value on the gift card requiring the consumer to spend those dollars in their establishment. This policy has become the standard rather than the exception in many retailers across the country.

In addition, most major retail gift and return programs are magnetic stripe based, requiring each transaction to dial to a host just as a credit card authorization or debit transaction. Each transaction creates a communication or access fee, a "per transaction fee". The cost associated with this "per transaction fee" is the primary reason that loyalty programs have experienced limited use. The NEOS solution performs the entire gift and loyalty transaction at the terminal level and posts the transaction data on the terminal for once-a-day batch processing to the host and posts to the smart card as well, eliminating fraud. NEOS, in most instances, charges a fixed monthly fee for unlimited transactions. The magnetic stripe solution averages $.15 to $.25 per transaction. For instance, loyalty in one location, a coffee shop (example:
Starbucks) could perform 300 loyalty transactions a day or approximately 9,000 transactions a month for a monthly transaction cost of between $1,350 and $2,250. This is the first technology that brings gift and loyalty to one card and makes it affordable for small, medium and large tier retailers. Gift and loyalty product is considered a value-added lead product and possesses a high retention characteristic in the small to medium enterprise ("SME") segment over traditional payment processing solutions. Payment processing has become a commodity, which has eroded profitability and made retention of customers an increasingly difficult task. Recognizing the merchant retention benefits of "Gift and Loyalty" and the merchant benefit of integrating other electronic payment transactions options onto one platform gives NEOS a significant strategic and competitive advantage at the point of sale. Leveraging these electronic payment transactions options provide the merchant real value enhancement from a consolidation of system and support. We believe our future value will be based on four primary variables: our proprietary technology, "Gift and Loyalty" revenue, payment processing revenue and the combined "Gift and Loyalty" and credit card merchant portfolios.

OPERATING STRATEGY

NEOS focuses on small to medium size merchants for its Gift and Loyalty product offering. We believe that the ability to offer these merchants custom branded Gift and Loyalty cards as well as a robust loyalty program will significantly increase the merchants business and distinguish it from its competitors. NEOS solicits prospective merchants through the ICE network of outside independent agents and through its LIFT Network division.

SOFTWARE DEVELOPMENT

All components of the NEOS MATRIXX host and terminal application system have been thoroughly tested and have been installed live in over 5,000 locations.

GROWTH STRATEGY AND COMPETITORS

Due to our proprietary technology and the retail market demand for "Gift and Loyalty", NEOS is positioned to be a significant provider in this market. NEOS "Gift and Loyalty" solutions are designed to help merchants increase their sales and to retain loyal customers. NEOS' believes it has an opportunity to aggressively penetrate the SME segment of the merchant market place for Gift and Loyalty solutions. NEOS believes there is a tremendous need for differentiating products and services in this sector of the industry. The Company plans to generate continuous growth through strategies involving and leveraging its Gift and Loyalty platform through the ICE independent outside sales force and through strategic relationships with other businesses that market products to the SME merchant segment.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION

As of December 31, 2008, we have no patents, trademarks, franchises, concessions, royalty agreements or labor contracts.

EMPLOYEES

As of December 31, 2008, we had 23 full-time employees. Management believes that its relationship with its employees is excellent. None of our employees are members of a collective bargaining unit.

ITEM 1A.      RISK FACTORS

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

                         RISKS RELATING TO OUR BUSINESS

WE HAVE A HISTORY OF OPERATING LOSSES AND WILL NEED TO GENERATE SIGNIFICANT REVENUES TO ACHIEVE OR MAINTAIN OUR PROFITABILITY.

Since inception, we have been engaged in activities relating to the establishment of our payment processing business and developing a portfolio of merchant accounts to grow our business, both of which require substantial capital and other expenditures. As a result, we have not sustained profitability, and may continue to incur losses in the future. We had a net income of $64,323 and a net loss of $3,955,299 for the years ended December 31, 2008 and 2007, respectively. We expect our cash needs to increase significantly for the next several years as we:

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

Because we are not a bank, we are unable to belong to and directly access the Visa and MasterCard bankcard associations. Visa and MasterCard operating regulations require us to be sponsored by a bank in order to process bankcard transactions. We are currently registered with Visa and MasterCard through the sponsorship of BancorpSouth Bank and Wells Fargo Bank which are members of the card associations. If these sponsorships are terminated and we are unable to secure a bank sponsor, we will not be able to process bankcard transactions. Furthermore, our agreements with our sponsoring banks give the sponsoring banks substantial discretion in approving certain elements of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants, the processing fees that we charge, our customer service levels and our use of independent sales organizations. We cannot guarantee that our sponsoring banks' actions under these agreements will not be detrimental to us.

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

WE FACE UNCERTAINTY ABOUT ADDITIONAL FINANCING FOR OUR FUTURE CAPITAL NEEDS, WHICH MAY PREVENT US FROM GROWING OUR BUSINESS.

To achieve our business objectives we may require significant additional financing for working capital and capital expenditures that we may raise through public or private sales of our debt and equity securities, joint ventures and strategic partnerships. No assurance can be given that such additional funds will be available to us on acceptable terms, if at all. When we raise additional funds by issuing equity securities, dilution to our existing stockholders will result. If adequate additional funds are not available to us, we may be required to significantly curtail the development of one or more of our projects and our projections and results of operations would be materially and adversely affected.

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

                         RISKS RELATING TO ACQUISITIONS

We may acquire other providers of payment processing services and portfolios of merchant processing accounts. These acquisitions entail risks in addition to that incidental to the normal conduct of our business.

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

                       RISKS RELATING TO OUR COMMON STOCK

THE POSSIBLE RULE 144 SALES BY EXISTING SHAREHOLDERS MAY HAVE AN ADVERSE EFFECT ON THE MARKET VALUE OF THE COMPANY AND THE PRICE OF THE STOCK.

Of our presently outstanding 35,873,703 shares of common stock 3,565,000 are "restricted securities" for purposes of the federal securities laws, and in the future they may be sold in compliance with Rule 144 adopted under the Act. Rule 144 provides in part that a person who is not an affiliate and who holds restricted securities for a period of one year may sell all or part of such securities. In addition, since we will be filing certain informational reports with the Securities and Exchange Commission, and if certain other conditions are satisfied, Rule 144 will allow a person (including an affiliate) holding restricted securities for a period of six months to sell each three months, provided he or she is not part of a control group acting in concert to sell, an amount equal to the greater of the average weekly reported trading volume of the stock during the four calendar weeks preceding the sale, or one percent of the our outstanding common stock. We cannot predict the effect, if any, that any such sales of common stock, or the availability of such common stock for sale, may have on the market value of the common stock prevailing from time to time. Sales of substantial amounts of common stock by shareholders, particularly if they are affiliates, could have a material adverse effect upon the market value of the common stock.

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

ITEM 2.       PROPERTIES

Our principal executive offices are located in approximately 3,950 square feet of leased office space at 555 Airport Way, Suite A, Camarillo, CA 93010. The offices of our technical personnel are located in approximately 1,000 square feet at 23631 Crown Valley Parkway, Mission Viejo, CA 92691. The offices of our LIFT Network division are located in approximately 150 square feet at 5010 W. Carmen St., Tampa, FL 33609. We believe that these facilities are adequate for our current operations and, if necessary, can be replaced with little disruption to our company.

ITEM 3.       LEGAL PROCEEDINGS

There are no material legal proceedings pending or, to our knowledge, threatened against us or any of our subsidiaries.

ITEM 4.       SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

During our fiscal year ended December 31, 2008, there were no matters submitted to the Company's security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information.

The Company's common stock is currently traded on the Over-the-Counter ("OTC") Bulletin Board System under the symbol "ICRD." The following table sets forth the trading history of the common stock on the OTC Bulletin Board for each quarter of fiscal years ended December 31, 2008 and 2007, as reported by Stockhouse.com.

                                      HIGH        LOW
     2008
                First Quarter        0.15        0.07
                Second Quarter       0.105       0.055
                Third Quarter        0.07        0.031
                Fourth Quarter       0.05        0.021

     2007
                First Quarter        0.24        0.182
                Second Quarter       0.26        0.15
                Third Quarter        0.175       0.09
                Fourth Quarter       0.17        0.06

(b)  Holders.

As of December 31, 2008, there are 84 shareholders of record of the Company's common stock.

CAPITAL STOCK

We are authorized to issue 100,000,000 shares of common stock $0.0005 par value and 10,000,000 shares of preferred stock at $0.01 par value. As of December 31, 2008, there were 35,873,703 common shares and 54,000 preferred shares issued and outstanding. All shares of common stock outstanding are validly issued, fully paid and non-assessable.

VOTING RIGHTS

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

QUASI-CALIFORNIA CORPORATION

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

DIVIDEND POLICY

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

MISCELLANEOUS RIGHTS AND PROVISIONS

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

RIGHTS OF THE PREFERRED STOCK

Collectively, the Series A Convertible Preferred Stock contain the following features:

     o Dividends: Each share of Series A Preferred Stock pays a mandatory monthly dividend, at an annual rate equal to the product of multiplying (i) $100.00 per share, by (ii) six and one-half percent (6.5%). Dividends are payable monthly in arrears on the last day of each month, in cash, and prorated for any partial month periods. From and after the Effective Date of the Registration Statement, dated July 17, 2006, no further MANDATORY DIVIDENDS shall be payable on the Series A Preferred Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

None.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

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
                            OF OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,        (EXCLUDING SECURITIES REFLECTED
PLAN CATEGORY                 WARRANTS AND RIGHTS          WARRANTS AND RIGHTS                IN COLUMN (A))
                                      {A}                          {B}                              {C}

Equity compensation                4,428,000                      $0.22                           572,000
plans approved by
security holders

Equity compensation                3,074,000                      $0.15                             -0-
plans not approved by
security holders

Total                              7,502,000                      $0.19                           572,000


ITEM 6.       SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Our Management, Discussion and Analysis ("MD&A") is provided as a supplement to our audited financial statements to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A section is organized as follows:

     o OVERVIEW. This sections provide a general description of the Company's business, as well as recent developments that we believe are important in understanding our results of operations as well as anticipating future trends in our operations.

     o CRITICAL ACCOUNTING POLICIES. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent assets and liabilities.

     o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the year ended December 31, 2008 ("Fiscal 2008") compared to the year ended December 31, 2007 ("Fiscal 2007"). A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

     o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the year ended December 31, 2008.

OVERVIEW

We are in the business of providing merchant payment processing services and custom branded gift and loyalty card products to the SME segment of the merchant marketplace. As of December 31, 2008, we provided our services to thousands of merchants located across the United States. Our payment processing services enable merchants to process traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone. Our proprietary Gift and Loyalty product allows merchants to issue custom branded gift and loyalty cards.

Most of our SME merchants are traditional physical "brick-and-mortar" businesses. Our merchants represent a diverse range of industries including restaurants, spas and salons, automotive repair and service, golf courses, home decor, sporting goods, car washes, gas stations, clothing stores and general retail.

In May 2008 we formed our LIFT Network division to focus on expanding our proprietary gift and loyalty product offerings. The LIFT Network division emphasizes the promotion and marketing capabilities of our gift and loyalty products. In August 2008 we completed the development of our virtual terminal application which allows merchants to offer our gift and loyalty solution using an internet protocol without the need for a physical terminal.

Management believes that a majority of the Company's new sales will come from the gift and loyalty segment of our business.

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

REVENUE AND COST RECOGNITION

Substantially all of our revenues are generated from fees charged to merchants for card-based payment processing services and monthly gift and loyalty program fees. We typically charge these merchants a bundled rate, primarily based upon the merchant's monthly charge volume and risk profile. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each credit or debit transaction. We charge all merchants higher discount rates for card-not-present transactions than for card-present transactions in order to compensate ourselves for the higher risk of underwriting these transactions. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees and fees for other miscellaneous services, such as handling chargebacks. We recognize discounts and other fees related to payment transactions at the time the merchants' transactions are processed. We recognize revenues derived from service fees at the time the service is performed. Related interchange and assessment costs are also recognized at that time.

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

GOODWILL AND INTANGIBLES

Since 2005, we capitalize intangible assets such as the purchase of merchant and gift loyalty accounts from portfolio acquisitions (i.e., the right to receive future cash flows related to transactions of these applicable merchants) and, at least quarterly, amortize accounts at the time of attrition. Additionally, under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", at least annually, the Company performs a census of merchant accounts received in such acquisitions, analyzing the expected cash flows, and adjusts the intangible asset accordingly to the lower of cost or market.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2007

Results of operations consist of the following:


                                 December 31, 2008     December 31, 2007           Difference      Difference
                                                                                        $               %
                                 ____________________________________________________________________________

Net Revenues                        $ 7,599,558          $  9,222,659             $ (1,623,101)        (18)
Cost of Revenues                      4,722,399             6,014,944               (1,292,545)        (21)
                                 ____________________________________________________________________________
Gross Profit                          2,877,159             3,207,715                 (330,556)        (10)
Operating, General,
  and Administrative Costs            2,743,514             6,972,565               (4,229,051)        (61)
                                 ____________________________________________________________________________
Net Operating Gain/(Loss)           $   133,645          $ (3,764,850)            $  3,898,495        (104)
                                 ============================================================================


Net revenues decreased by $1,623,101 or 18% from $9,222,659 to $7,599,558 due mainly to the poor economy as well as continued attrition of merchant accounts and tighter credit policies. Residuals decreased by approximately $1.2 million. This decrease was due in part to the attrition of merchant accounts but the primary factor was the faltering economy which effected us in two ways. First, reduced merchant sales led directly to reduced residuals. Secondly, many small businesses closed shop last year due to the lagging economy. A number of merchants simply closed their doors and bank accounts, precluding us from even collecting their early termination fees. Sales dropped by approximately $440,000 the major portion of this drop being equipment sales which decreased approximately $300,000. Again, this decline was due primarily to the economy. Merchants were unwilling to sign three and four year contracts in such a drastic economic climate. In 2009, we will be working on new marketing models to counter this reluctance on the part of merchants. Merchant attrition, caused by better offers from competitors as well as closing businesses, is a common aspect of our industry. However, we believe our new marketing models will help stop attrition to some extent. The decrease in cost of revenues of $1,292,545 or 21% from $6,014,944 to $4,722,399 is directly related to a comparable decrease in revenues.

Operating, general and administrative costs decreased by approximately $4,229,000 or 61% from $6,972,565 to $2,743,514 while incurring the startup expense of a new marketing and sales division with additional staff and office facilities totaling $113,035. The larger portion of this is payroll expense for the head of the division which amounted to approximately $77,000. This reduction was mainly due to lowered amortization expense of our portfolio (down $3.33 million) and depreciation in full of our fixed assets as of the end of 2007. The amortization expense was reduced at December 31, 2007, by adjustment of our portfolio to lower of cost or market. We do not expect future write-downs of our merchant portfolio. An additional factor was the reduction of bad debt expense due to the tightening of credit policies.

The change in position of cash, accounts payable and accrued expenses, and accounts receivable consist of the following:


                             December 31, 2008     December 31, 2007     Difference     Difference
                                                                              $              %
                             _____________________________________________________________________

Cash                             $  91,404             $ 126,149         $ (34,745)        (28)
Accounts Payable and
     Accrued Expenses            $ 616,229             $ 619,375         $  (3,146)         (1)
Accounts Receivable, net         $  22,572             $  27,060         $  (4,488)        (17)


Cash decreased by approximately $34,745 or 28% from $126,149 to $91,404 due to the paying down of outstanding debt obligations and accounts payable. An additional contributing factor to lower cash was reduced residual income.

Accounts Payable and Accrued Expenses decreased by approximately $3,146 or 1% from $619,375 to $616,229. This came about primarily due to the payoff of outstanding debts and a decrease in accrued interest due to the pay down of the related party note payable This decrease was offset by an increase in customer deposits which fluctuate based on timing of cash receipts and shipment of orders and accrued expenses due to higher accruals for audit fees.

Accounts Receivable fell by approximately $4,488 or 17% from $27,060 to $22,572 due primarily to tighter credit policies and adherence to a cash collection policy of cash received prior to shipping. This is also accounted for by standard fluctuation of outstanding lease invoices where we have been guaranteed payment by the lease company upon installation at the merchant's location.

Management believes that it is moving toward sustained profitability. We plan to sustain profitability and meet cash flow needs going forward as follows:

     o Management believes that the increase in income we have experienced will continue as a result of the operations of its subsidiaries ICE and NEOS. We feel this is possible by pursuing external growth by constantly expanding our independent agent base and utilizing our proprietary Gift & Loyalty platform to reach an even greater number of merchants through value-added products.

     o    Continued cost control through tight credit policies.

LIQUIDITY AND CAPITAL RESOURCES

We are currently seeking to expand our merchant services offerings in gift and loyalty. In addition, we are investigating additional business opportunities and potential acquisitions of either additional portfolios or businesses; accordingly we will require additional capital to complete the expansion and to undertake any additional business opportunities. We are currently investigating potential sources of financing.

We have financed our operations during the year primarily through the receipt of proceeds of $650,000 from our line of credit with a related party and use of cash on hand. In 2008 we paid down all outstanding debt and the related party note payable. At this time our only outstanding debt consists of our related party line of credit and we have no capital purchases planned at this time. We believe that we will be able to meet all cash needs with the use of cash on hand during 2009.

We had $91,404 cash on hand as of December 31, 2008 compared to $126,149 cash on hand as of December 31, 2007. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and planned expansion. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2008
                                DECEMBER 31, 2007

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES

                                    CONTENTS


REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENT                                       23

________________________________________________________________________________


CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets..............................................24

     Consolidated Statements of Operations....................................25

     Consolidated Statements of Stockholders' Equity..........................26

     Consolidated Statements of Cash Flows....................................27

     Notes to Consolidated Financial Statements...............................29

________________________________________________________________________________

           REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders' of International Card Establishment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of International Card Establishment, Inc. (a Delaware corporation) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Card Establishment, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

MENDOZA BERGER & COMPANY, LLP




Irvine, California
March 31, 2009


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,        December 31,
                                                                                         2008                2007
                                                                                    _____________       _____________
                                          ASSETS

CURRENT ASSETS
   Cash                                                                             $      91,404       $     126,149

   Accounts receivable, net of allowance of $50,178 and $225,425 at December
     31, 2008 and 2007, respectively                                                       22,572              27,059
                                                                                    _____________       _____________
   Note receivable, net of allowance of $50,000 at December 31, 2008 and 2007,
     respectively                                                                              88               6,428

   Inventory                                                                               76,394             109,628
   Other receivables                                                                      255,631             268,779
   Prepaid assets                                                                          25,003                   -
                                                                                    _____________       _____________
        Total current assets                                                              471,092             538,043
                                                                                    _____________       _____________

FIXED ASSETS, net of accumulated depreciation of $2,983,007 and $2,283,007 at
   December 31, 2008 and 2007, respectively                                                     -               6,320
INTANGIBLE ASSETS                                                                       1,579,378           1,820,300
GOODWILL                                                                                   87,979              87,978
                                                                                    _____________       _____________
OTHER NON-CURRENT ASSETS                                                                  116,685             117,700
                                                                                    _____________       _____________
        Total assets                                                                $   2,255,134       $   2,570,341
                                                                                    =============       =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                 $      22,915       $     106,394
   Accrued expenses                                                                       593,312             512,981
   Notes payable, current                                                                       -              42,613
   Notes payable, current related party                                                         -             400,000
   Line of credit, related party                                                          658,536             606,582
                                                                                    _____________       _____________
        Total current liabilities                                                       1,274,763           1,668,570
                                                                                    _____________       _____________
        Total liabilities                                                               1,274,763           1,668,570

COMMITMENTS & CONTINGENCIES                                                                     -                   -
STOCKHOLDERS' EQUITY
   Preferred stock; $0.01 par value; 10,000,000 shares authorized, 54,000 shares issued and outstanding at December 31, 2008 and 2007,
     respectively                                                                             540                 540
   Common stock; $0.0005 par value; 100,000,000 shares authorized, 35,873,703 and 35,286,449 shares issued and outstanding at December 31, 2008 and 2007,
     respectively                                                                          17,937              17,643
   Common stock subscribed                                                                 30,000             100,064
   Additional paid-in capital                                                          19,628,401          19,544,354
   Accumulated deficit                                                                (18,696,507)        (18,760,830)
                                                                                    _____________       _____________
        Total stockholders' equity                                                        980,371             901,771
                                                                                    _____________       _____________
        Total liabilities and stockholders' equity                                  $   2,255,134       $   2,570,341
                                                                                    =============       =============

          See Accompanying Notes to Consolidated Financial Statements.

                                       25


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)

                                                                                        Years ended
                                                                              _______________________________
                                                                              December 31,       December 31,
                                                                                  2008               2007
                                                                              ____________       ____________

Revenues:
   Merchant services revenues                                                 $  6,985,598       $  8,304,759
   Equipment sales                                                                 645,085            954,761
   Less: sales returns and allowances                                              (31,126)           (36,861)
                                                                              ____________       ____________
      Net revenue                                                                7,599,557          9,222,659

Cost of revenues:
   Commissions                                                                     731,923          1,005,914
   Cost of sales                                                                 3,845,668          4,720,855
   Cost of sales - equipment                                                       144,807            288,175
                                                                              ____________       ____________
      Cost of revenue                                                            4,722,398          6,014,944
                                                                              ____________       ____________
         Gross profit                                                            2,877,159          3,207,715

Operating, general and administrative expenses:
   General, administrative and selling expenses                                  2,743,513          2,540,923
   Depreciation                                                                          0            781,931
   Impairment of merchant portfolio                                                      0          3,649,711
                                                                              ____________       ____________
      Total operating, general and administrative expenses                       2,743,513          6,972,565
                                                                              ____________       ____________
         Net operating income (loss)
                                                                                   133,646         (3,764,850)
                                                                              ____________       ____________
Non-operating income (expense):
   Interest income                                                                      94                559
   Interest (expense)                                                              (69,417)          (130,858)
   Legal settlement                                                                      -             (8,451)
   Loss on lease settlement                                                              -            (51,699)
                                                                              ____________       ____________
                                                                                   (69,323)          (190,449)
                                                                              ____________       ____________
Net income (loss) before provision for income taxes                                 64,551           (190,449)

Income tax benefit (provision)                                                           -                  -
                                                                              ____________       ____________
Net income (loss)                                                             $     64,323       $ (3,955,299)
                                                                              ============       ============
Earnings per share - basic                                                    $       0.00       $      (0.11)
                                                                              ============       ============
Earnings per share - diluted                                                  $       0.00       $      (0.11)
                                                                              ============       ============
Weighted average number of shares of common stock outstanding - basic           35,499,850         34,748,752
                                                                              ============       ============
Weighted average number of shares of common stock outstanding - diluted         35,764,556         34,748,752
                                                                              ============       ============


          See Accompanying Notes to Consolidated Financial Statements.




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                              Preferred Stock         Common Stock
                             ________________    ______________________
                                                                            Additional      Common
                                                                             Paid-In        Stock        Accumulated
                             Shares    Amount      Shares       Amount       Capital       Subscribed      Deficit         Total
                             _______________________________________________________________________________________________________

Balance, December 31, 2006   58,500    $  585    33,951,698    $ 16,976    $ 19,281,810    $ 100,064     $(14,805,531)   $4,593,904
                             _______________________________________________________________________________________________________

Stock based compensation                                                        240,124                                     240,124

Conversion of preferred
shares to common shares      (4,500)      (45)    1,200,000         600            (555)                                          -

Anti-dilution clause of
2003 common stock financing                         134,751          67          22,975                                      23,042

Net loss, December 31, 2007                                                                                (3,955,299)   (3,955,299)
                             _______________________________________________________________________________________________________

Balance, December 31, 2007   54,000    $  540    35,286,449    $ 17,643    $ 19,544,354    $ 100,064     $(18,760,830)   $  901,771
                             _______________________________________________________________________________________________________

Stock based compensation                                                         14,027                                      14,027

Stock for services                                  250,000         125             125                                         250

Common stock subscribed
released                                            337,254         169          69,895      (70,064)                             -

Net income, December
31, 2008                                                                                                       64,323        64,323
                             _______________________________________________________________________________________________________
Balance, December 31, 2008   54,000    $  540    35,873,703    $ 17,937    $ 19,628,401    $  30,000     $(18,696,507)   $  980,371
                             ======================================================================================================


          See Accompanying Notes to Consolidated Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Years Ended
                                                                                       _______________________________________
                                                                                       December 31, 2008     December 31, 2007
                                                                                                                (Restated)
                                                                                       _________________     _________________

Cash Flows from Operating Activities:
   Net income(loss)                                                                      $     64,323          $ (3,955,299)
   Depreciation                                                                                     -               781,931
   Loss on lease settlement                                                                         -                51,699
   Write off of cancelled merchant accounts                                                   327,250             3,649,711
   Allowance for doubtful accounts, other receivables and accrued interest income,
      net of bad debt recoveries                                                              (26,015)               (5,169)
   Stock issued for antidilution clause                                                             -                23,042
   Compensation for stock awards                                                               14,027               240,124
   Write off of software consulting originally capitalized as fixed asset                       6,320                     -
   Adjustments to reconcile net income (loss) to cash provided by operating activities:
   Changes in assets and liabilities
      Decrease in accounts receivable                                                          30,503               115,816
      Decrease in inventories                                                                 394,820               663,012
      Decrease in other receivables                                                            13,148               104,215
      (Increase) decrease in prepaid expenses                                                 (25,003)                    -
      (Increase) decrease in other non-current assets                                           1,012                  (435)
      (Decrease) in accounts payable                                                          (83,480)             (214,536)
      Increase (decrease) in accrued expenses                                                  80,333               (95,449)
                                                                                         ____________          ____________
         Net cash provided by operating activities                                            797,238             1,358,662
                                                                                         ____________          ____________
Cash Flows from Investing Activities:
   Acquisitions, net of attrition                                                             (86,328)             (199,871)
   Issuance of notes receivable                                                                     -               (50,000)
   Payments received toward notes receivable                                                    6,340                 9,281
                                                                                         ____________          ____________
         Net cash (used in) investing activities                                              (79,988)             (240,590)
                                                                                         ____________          ____________
Cash Flows from Financing Activities:
   Payment on notes payable                                                                   (42,613)             (174,473)
   Proceeds from notes payable                                                                      -                70,000
   Noncash advances from line of credit, related party                                        101,024                83,653
   Payment on line of credit, related party                                                (1,060,656)           (1,314,631)
   Proceeds from line of credit, related party                                                650,000               626,000
   Payment on notes payable, related party                                                   (400,000)             (440,000)
   Proceeds from sale of common stock                                                             250                     -
                                                                                         ____________          ____________
         Net cash (used in) financing activities                                             (751,995)           (1,149,451)
                                                                                         ____________          ____________
         Net decrease in cash                                                                 (34,745)              (31,379)
                                                                                         ____________          ____________
Cash, beginning of period                                                                     126,149               157,528
                                                                                         ____________          ____________
Cash, end of period                                                                      $     91,404          $    126,149
                                                                                         ============          ============


          See Accompanying Notes to Consolidated Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                                     Years Ended
                                                                                       _______________________________________
                                                                                       December 31, 2008     December 31, 2007
                                                                                                                (Restated)
                                                                                       _________________     _________________

SUPPLEMENT DISCLOSURE OF CASH
   FLOW INFORMATION
      Cash paid for interest                                                             $     65,307          $     91,936
      Cash paid for income taxes                                                         $          -          $          -

NON-CASH INVESTING AND FINANCING
   TRANSACTIONS
      Inventory purchased from line of credit, related party                             $    361,587          $    481,799
      Common stock subscribed                                                            $     70,064          $          -
      Recovery of bad debt                                                               $    149,232          $          -















          See Accompanying Notes to Consolidated Financial Statements.


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION

International Card Establishment, Inc. (the "Company"), a Nevada corporation, is a provider of diversified products and services to the electronic transaction processing industry, offering merchant accounts for the acceptance and processing of credit and debit cards, as well as a proprietary "smart card" based gift and loyalty program. The Company's Merchant Card Services division establishes "merchant accounts" for businesses that enable those businesses to accept credit cards, debit cards, and other forms of electronic payments from their customers; supplies the necessary card readers and other point-of-sale transaction systems; facilitates processing for the accounts; and, provides e-commerce solutions. Through its NEOS Subsidiary the Company also markets a proprietary "Smart Card"-based system that enables merchants to economically offer private label gift and loyalty cards - one of the fastest growing product categories in the industry.

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2008 and 2007, respectively.

CONCENTRATIONS

The Company maintains cash balances at several financial institutions in California. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At December 31, 2008 and 2007 the Company had no accounts in excess of the $250,000 insured amount.

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

INVENTORY

Inventories are stated at the lower of cost or market. Cost is determined using the first in, first out (FIFO) method. The Company's inventories consist primarily of electronic merchant processing machines.



FIXED ASSETS

Furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. Leased assets qualifying for capital lease treatment have been included in the Fixed Assets and related Accumulated Depreciation amounts in these financial statements. Leased assets consist of laptops, which are amortized in accordance with the Company's other fixed assets.

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

GOODWILL AND INTANGIBLES

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business acquisitions. In 2008 and 2007, the Company's annual goodwill impairment test did not identify an impairment.

The Company capitalizes intangible assets such as the purchase of merchant and gift loyalty accounts from portfolio acquisitions (i.e., the right to receive future cash flows related to transactions of these applicable merchants) (See
Note 4). At least annually, the Company performs a census of merchant accounts received in such acquisitions, analyzing the expected cash flows, and adjusts the intangible asset accordingly to the lower of cost or market. In 2008 and 2007, the Company purchased no merchant or gift card portfolios. At December 31, 2008, the Company recognized direct write offs of $327,250. At December 31, 2007, the Company recognized an impairment of $3,649,711 in merchant and gift card portfolios by writing them down to the lower of cost or market.

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

If the embedded derivative instrument is determined not to be clearly and closely related to the host contract, is not currently measured at fair value with changes in fair value reported in earnings, and the embedded derivative instrument would qualify as a derivative instrument, the embedded derivative instrument is recorded apart from the host contract and carried at fair value with changes recorded in current-period earnings. As of December 31, 2008 and 2007, we determined that none of our embedded financial instruments qualified for this treatment and that the embedded instruments qualified for the derivative accounting exemption as they are both indexed to our stock and classified in the stockholders' equity section of our consolidated balance sheets. We have accounted for any calculated beneficial conversion feature as either interest expense or dividends paid, based on the nature of the host contract.

REVENUES

The Company provides merchant services and customer support for merchants and other Merchant Services providers, and sells merchant point-of-sale and credit card processing equipment. Revenues are recognized as customer services are provided.

The Company provides merchant services to customers for acceptance and processing of electronic payments. Credit card processing fees are recognized as incurred. Sales and cost of sales of equipment are recognized when the equipment is provided and the customer accepts responsibility for the payment of the equipment.

Substantially all of our revenues are generated from fees charged to merchants for card-based payment processing services and monthly gift and loyalty program fees. We typically charge these merchants a bundled rate, primarily based upon the merchant's monthly charge volume and risk profile. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each credit or debit transaction. We charge all merchants higher discount rates for card-not-present transactions than for card-present transactions in order to compensate ourselves for the higher risk of underwriting these transactions. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees and fees for other miscellaneous services, such as handling chargebacks. We recognize discounts and other fees related to payment transactions at the time the merchants' transactions are processed. We recognize revenues derived from service fees at the time the service is performed. Related interchange and assessment costs are also recognized at that time.

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

ADVERTISING

Advertising costs are charged to operations as incurred. Advertising costs for the years ended December 31, 2008 and 2007 were $47,545 and $58,187, respectively.

RECLASSIFICATION

Certain reclassifications, which have no effect on net loss, have been made in the prior period financial statements to conform to the current presentation. Based on a comment letter from the SEC we have restated our numbers in the 2007 Statement of Cash Flows. We will be filing an amendment to our 2007 10-K in the near future.

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

NOTE 2.       NOTE RECEIVABLE

In the April 2007, we issued a note receivable for $50,000 to an independent third party. This receivable bears no interest and is convertible to a maximum of 10% of the third party's outstanding common stock in the event of default. Repayment was expected to begin in October of 2007; however, in September 2007, we have fully allowed for the entire balance of this note as uncollectable. As of December 31, 2008, we have not collected any cash from this loan nor converted the debt to common stock. However, the holder of the note acknowledges the debt as a line item in its SEC filings as recently as September 30, 2008.

NOTE 3.       FIXED ASSETS

Fixed assets and accumulated depreciation consists of the following:

                                                Years ended
                                      ________________________________
                                       December 31,       December 31,
                                           2008               2007
                                      ____________        ___________

       Furniture and fixtures         $     14,750        $    14,750
       Equipment and machinery             138,257            138,257
       Software                          2,830,000          2,836,320
                                      ____________        ___________
                Subtotal                 2,983,007          2,989,327
       Accumulated Depreciation         (2,983,007)        (2,983,007)
                                      ____________        ___________
                                      $          -        $     6,320
                                      ============        ===========

In the second quarter of 2006, the Company entered into a lease agreement for a new accounting system for $93,000. The lease commenced in February 2006 and was terminated March 31, 2007. We had successfully negotiated a settlement to cancel this lease. The settlement agreement calls for payments of $10,000 over 7 months beginning May 31, 2007; all scheduled payments were made as of December 31, 2007.

In the third quarter of 2005, the Company engaged an outside company to customize a software package. This consulting fee was misclassed as a software license and carried with the fixed assets. In the first quarter of 2008, this misclassification was identified and the fee was adjusted to consulting fees representing an increase in consulting fees of $6,320.

NOTE 4.       GOODWILL AND INTANGIBLE ASSETS

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

The Company hired an outside appraisal to assist in the determination of any impairment in intangibles or goodwill for both 2008 and 2007. We have determined that at present the NEOS tradename has an indefinite live, which have been included in the Company's annual impairment analysis. In 2008 and 2007, the Company completed impairment analysis that resulted in no impairment of goodwill. In 2007, we have recognized an impairment of $3,649,711 in our merchant and gift card portfolios by writing them down to the lower of cost or market.

The Company's intangible assets consisted of the following:

                                         December 31,
                                 _____________________________
                                    2008              2007
                                 ___________       ___________

       Merchant portfolios       $ 1,144,378       $ 1,385,300
       Tradename                     435,000           435,000
                                 ___________       ___________
                                 $ 1,579,378       $ 1,820,300
                                 ===========       ===========
       Goodwill                  $    87,979       $    87,978
                                 ===========       ===========

NOTE 5.       ACCRUED EXPENSES

Accrued expenses consist of the following:

                                         December 31,
                                 _____________________________
                                    2008              2007
                                 ___________       ___________

       Wages payable             $   284,311       $   298,528
       Customer deposits             103,745            40,589
       Accrued expenses, other       166,280           125,189
       Accrued interest                4,109             7,977
       Sales tax payable               2,129             2,110
       Reserve for chargebacks        32,738            38,588
                                 ___________       ___________
                                 $   593,312       $   512,981
                                 ===========       ===========

NOTE 6.       NOTES AND LEASES PAYABLE

Notes and leases payable consist of the following:

                                         December 31,
                                 _____________________________
                                    2008              2007
                                 ___________       ___________

       Notes payable, at 6%
       interest, due May 2008    $         -       $    42,613
                                 ___________       ___________

       Current notes and leases
       payable                   $         -       $    42,613
                                 ===========       ===========

NOTE 7.       STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares of common shares with par value of $0.0005 and 10,000,000 shares of serial preferred stock with a par value of $0.01.

In 2007, the Company has the following common stock transactions:

     o    Issued 1,200,000 shares for the conversion of 4,500 preferred shares.
     o Issued 134,751 shares per a 2003 antidilution clause for a value of $23,042.

As of December 31, 2007, we have instructed our SEC counsel to finalize all necessary paperwork for the issuance of shares comprising the remaining $100,064 in our common stock subscription.

In 2008, the company has the following common stock transactions:

     o We had 183,000 stock options vest in 2008. We had no unvested stock options as of December 31, 2008.
     o Issued 250,000 shares for services valued at $250, or $0.01 per share.
     o    Issued $70,064 of common stock subscriptions.

PREFERRED STOCK

Collectively, the Series A Convertible Preferred Stock contain the following features:

     o Dividends: Each share of Series A Preferred Stock pays a mandatory monthly dividend, at an annual rate equal to the product of multiplying (i) $100.00 per share, by (ii) six and one-half percent (6.5%). Dividends are payable monthly in arrears on the last day of each month, in cash, and prorated for any partial month periods. From and after the Effective Date of the Registration Statement, dated July 17, 2006, no further MANDATORY DIVIDENDS shall be payable on the Series A Preferred Stock.

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

The Company has converted 0 and 4,500 shares of preferred stock to 0 and 1,200,000 shares of common stock in 2008 and 2007, respectively.

NET INCOME (LOSS) PER COMMON SHARE

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

                                                      For the Year Ended December 31, 2008
                                                 _______________________________________________
                                                   Income             Shares           Per-Share
                                                 (Numerator)       (Denominator)        Amount
                                                 _______________________________________________

Net income
Basic EPS:                                        $ 64,323
   Income available to common stockholders        $ 64,323          35,499,850          $ 0.00
                                                                                        ======

Options                                                  -                   -
Preferred shares                                         -             264,706
                                                  ____________________________

Diluted EPS:
   Income available to common stockholders
      plus assumed conversions                    $ 64,323          35,764,556          $ 0.00
                                                  ============================================


At December 31, 2007, the Company had a net loss, which resulted in no dilution of any common stock equivalents, such as options or preferred shares

NOTE 8.       STOCK OPTION PLAN

The Company's 2003 Stock Option Plan (as amended) for Directors, Executive Officers, and Employees of and Key Consultants to the Company (the "Plan"), which is shareholder approved, permits the grant of share options and shares to its employees for up to 10,000,000 shares of common stock. The Company believes that such awards better align the interests of its employees and key consultants with those of its shareholders. Option awards are generally granted with an exercise price equal to market price of the Company stock at the date of grant, unless otherwise defined in the option agreement with the grantee.

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

                                        2008          2007
                                       ____________________

     Expected volatility               212.88%       212.88%
     Weighted-average volatility        70.96%        70.96%
     Expected dividends                     0             0
     Expected term (in years)               4             4
     Risk-free rate                     4.013%        4.013%

A summary of option activity under the Plan as of December 31, 2008 and 2007, respectively, and changes during the periods then ended are presented below:


                                                                        Weighted-Average
                                                                           Remaining          Aggregate
                                                   Weighted-Average       Contractual         Intrinsic
Options                               Shares        Exercise Price            Term              Value
________________________________________________________________________________________________________

Outstanding at December 31, 2006     4,245,000          $ 0.22                2.2            $   835,684
Granted                              3,185,000          $ 0.15
Exercised                                    -               -
Forfeited or expired                         -               -
                                     ___________________________________________________________________
Outstanding at December 31, 2007     7,430,000          $ 0.19                3.5            $ 1,079,811
                                     ===================================================================
Exercisable at December 31, 2007     7,245,000          $ 0.19                3.5            $ 1,065,631
                                     ===================================================================
Outstanding at December 31, 2007     7,430,000          $ 0.19                3.5            $ 1,079,811
Granted                                 74,000          $ 0.15
Exercised                                    -               -
Forfeited or expired                    (2,000)         $ 0.15                                      (153)
Outstanding at December 31, 2008     7,502,000          $ 0.19                3.5            $ 1,079,658

                                     ===================================================================
Exercisable at December 31, 2008     7,502,000          $ 0.19                3.5            $ 1,079,658
                                     ===================================================================

A summary of the status of the Company's nonvested shares as of December 31, 2008 and 2007, respectively, and changes during the periods then ended are presented below:

                                                     Weighted-Average
                                                        Grant-Date
Nonvested Shares                        Shares          Fair Value
______________________________________________________________________

Nonvested at December 31, 2006            85,000        $   11,448
Granted                                3,100,000           244,127
Vested                                (3,000,000)         (241,395)
Forfeited                                      -                 -
                                      ________________________________
Non-vested at December 31, 2007          185,000        $   14,180

                                      ================================
Granted                                        -        $        -
Vested                                  (183,000)                -
Forfeited                                 (2,000)                -
                                      ________________________________
Non-vested at December 31, 2008                -        $    (0.00)
                                      ================================

NOTE 9.       INCOME TAXES

The consolidated provision for federal and state income taxes for the years ended December 31, 2008 and 2007 are as follows:

                                              2008             2007
                                           ___________________________

       Current - State                     $    2,400       $    1,000
       Current - Federal                            -                -
       Deferred - State                       (48,500)        (121,000)
       Deferred - Federal                    (192,000)        (539,000)
       Valuation allowance                    238,100          659,000
                                           ___________________________
       Income tax provision (benefit)      $        -       $        -
                                           ===========================

NOTE 9.       INCOME TAXES - CONTINUED

There were no amounts paid for federal income taxes during the years ended December 31, 2008 and 2007.

The income tax provision differs from the expense that would result from applying statutory tax rates to income before taxes because of certain expenses that are not deductible for tax purposes and the effect of the valuation allowance.

As of December 31, 2008, the Company had federal net operating loss carry forwards of approximately $12,267,000 that can be deducted against future taxable income. These tax carryforward amounts expire in 2008.

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

The Company accounts for income taxes in accordance with Statement of SFAS No. 109 - Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, whereby deferred taxes are provided on temporary differences arising from assets and liabilities whose bases are different for financial reporting and income tax purposes. Deferred taxes are attributable to the effects of the following items:

     o Differences in calculating depreciation on property, plant and equipment, differences in calculating amortization and/or impairments on intangible assets, allowance for bad debt, and tax loss carry forwards.

The Company's total deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are as follows:

                                                       2008           2007
                                                    ___________________________

     Deferred tax asset - current                   $         -     $         -

     Deferred tax asset - non current                 5,397,000       5,156,000
                                                    ___________________________
         Total deferred tax asset                     5,397,000       5,156,000
                                                    ___________________________

     Deferred tax liability - current                         -               -
     Deferred tax liability - non current              (241,000)       (262,000)
                                                    ___________________________
         Total deferred tax liability                  (241,000)       (262,000)
                                                    ___________________________

     Current deferred tax asset (liability)                   -               -
     Non current deferred tax asset (liability)       5,156,000       4,894,000
                                                    ___________________________

         Net deferred tax asset (liability)           5,156,000     $ 4,894,000
                                                    ___________________________
     Valuation allowance                             (5,156,000)     (4,894,000)
                                                    ___________________________
     Net deferred tax asset (liability)             $         -     $         -
                                                    ===========================

SFAS No. 109 - Accounting for Income Tax and FASB Interpretation ("FIN") No. 48
- Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, specify that deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance increased $65,668 and $660,000 during the years ended December 31, 2008 and 2007 respectively, based upon management's expectation of future taxable income. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the net deferred tax asset will be recognized in the future.

                                               December 31,      December 31,
                                                   2008              2007
                                               ____________      ____________

      Statutory federal tax (benefit) rate       (35.00)%          (35.00)%
      Statutory state tax (benefit) rate          (8.84)%           (8.84)%
                                               ____________      ____________
          Effective income tax rate (Net)        (43.84)%          (43.84)%
                                               ____________      ____________

      Valuation allowance                         43.84 %           43.84 %
                                               ____________      ____________
      Effective income tax rate                    0.00 %            0.00 %
                                               ____________      ____________

FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has not accrued any additional interest or penalties as a result of the adoption of FIN 48.

The Company files income tax returns in the United States federal jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examination by tax authorities on tax returns filed before December 31, 2002. The Company will file its U.S. federal return for the year ended December 31, 2008 upon the issuance of this filing. These U.S. federal returns are considered open tax years as of the date of these consolidated financial statements. No tax returns are currently under examination by any tax authorities

NOTE 10.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 30, 2006, the Company entered into an agreement for a revolving line of credit worth $1,000,000 with Worldwide Business Services Group to be used primarily for working capital. The balance due on the line was $658,536 and $606,582 as of December 31, 2008 and 2007, respectively. In the third quarter of 2006, the CEO of Worldwide Business Services Group became the Company's General Manager. Due to this, we have reflected the outstanding line of credit as related party.

Our Line of Credit with Worldwide Business Services Group matured on June 30, 2008. The Line of Credit was renewed for one year during the third quarter of 2008 and now matures on June 30, 2009.

Related party bonuses paid during the years ended December 31, 2008 and 2007 totaled $0 and $6,800, respectively.

During the year ended December 31, 2006, the Company also purchased merchant portfolios from a related party for $1,040,000. Payments of $40,000 are required for 26 months. This note contains interest of 6% per annum. This is our Notes Payable, Related Party on our accompanying balance sheet and was $0 and $400,000 as of December 31, 2008 and 2007, respectively. No portfolios were purchased in 2008 or 2007 from the related party.

NOTE 11.      COMMITMENTS AND CONTINGENCIES

The Company's existing $500,000 line of credit, entered into in December 2005, was extinguished in July 2006. In July 2006, the Company entered into another line of credit agreement with the same vendor for $2,000,000. At the time of extinguishment the Company had not drawn down on the line of credit and no balance was outstanding. As of December 31, 2008, the Company has not drawn on the line of credit.

The Company is engaged in various non-cancelable operating leases for office facilities and equipment. Under the related lease agreements, the Company is obligated to make monthly payments ranging from $159 to $3,725 with expiration dates through January 2011.


Minimum future lease obligations for the five years immediately following the balance sheet date are as follows:

       2009                                         $ 59,090
       2010                                           11,239
       2011                                              248
       Thereafter                                          -
                                                    ________
       Total future minimum lease commitments       $ 70,577
                                                    ========

In 2005, the Company was engaged in a operating lease for a sales office. Under the term of the lease agreement, the Company is obligated to make minimum monthly payments of $2,579 with an expiration date through August 2009. This lease was terminated in 2006.

The company leases its facilities for a total of $5,877 per month. Our current offices are located in Camarillo and Mission Viejo, California and Tampa, Florida. Total lease costs for the years ended December 31, 2008 and 2007 were $74,037 and $86,494, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of International Card Establishment, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

     o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

     o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2008, the Company's internal control over financial reporting is effective based on those criteria.

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

ITEM 9B.      OTHER INFORMATION

None.

                                    PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of our board of directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors. Information as to our directors and executive officers is as follows:

             Name             Age                      Position
       ___________________________________________________________________

       William Lopshire       46        Chief Executive Officer, Secretary
                                        and Director

       Candace Mills          53        Chief Financial Officer

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

CANDACE MILLS, Chief Financial Officer. Ms. Mills has over ten years of accounting and bookkeeping experience. Prior to joining the Company Ms. Mills has been employed in various accounting and managerial positions with small to medium size companies including Learning Group International, Price Waterhouse, Bugle Boy Industries, Inc. all based in Southern California. Ms. Mills owned and operated The Bookkeeper, a business that offered clients bookkeeping and accounting services, from March 2000 until being appointed as Chief Financial Officer of the Company. Ms. Mills holds an Associate of Arts in Business Management from the University of Akron where she graduated in 1982.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file. Based solely upon our review of copies of Forms 3, 4 and 5, and any subsequent amendments thereto, furnished to the Company by our directors, officers and beneficial owners of more than ten percent of our common stock, we are not aware of any Forms 3, 4 and/or 5 which certain of our directors, officers or beneficial owners of more than ten percent of our common stock that, during our fiscal year ended December 31, 2008, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

CODE OF ETHICS

The Company adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer.

COMPENSATION OF DIRECTORS

We do not currently pay our directors for attending meetings of our Board of Directors. We also have no standard arrangement pursuant to which our directors are compensated for any services provided as a director or for committee participation or special assignments.

ITEM 11.      EXECUTIVE COMPENSATION

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


                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

_______________________________________________________________________________________________________________________

                           SUMMARY COMPENSATION TABLE
_______________________________________________________________________________________________________________________
                                                                                  Nonqualified
                                                                   Non-Equity       Deferred
Name and                                      Stock    Option    Incentive Plan   Compensation    All Other
principal                  Salary    Bonus    Awards   Awards     Compensation      Earnings     Compensation    Total
position           Year     ($)       ($)      ($)      ($)           ($)             ($)            ($)          ($)
_______________________________________________________________________________________________________________________

William Lopshire   2008   122,308    57,476      0           0         0               0              0         179,784

Chief Executive    2007   116,769    93,320      0      76,649         0               0              0         286,738
Officer, Director
_______________________________________________________________________________________________________________________
Candace Mills

Chief Financial    2008    61,870    12,000      0           0         0               0              0          73,870
Officer            2007    43,195     6,000      0           0         0               0              0          49,145
_______________________________________________________________________________________________________________________
Kjell Nesen        2008   122,308    57,476      0           0         0               0              0         179,784

VP of Operations   2007   116,195    93,320      0      76,649         0               0              0         286,164
_______________________________________________________________________________________________________________________
Dana Marlin        2008   122,308    57,476      0           0         0               0              0         179,784

General Manager    2007   116,769    93,320      0      76,649         0               0              0         286,738
_______________________________________________________________________________________________________________________



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
_________________________________________________________________________________________________________________________________


OPTION GRANTS IN LAST FISCAL YEAR

Officers, directors, and employees received option grants as follows:


                                                                 Weighted-
                                                   Weighted-     Average
                                                   Average       Remaining        Aggregate
                                                   Exercise      Contractual      Intrinsic
Options                              Shares        Price         Term             Value
____________________________________________________________________________________________

Outstanding at December 31, 2006     4,245,000      $ 0.22           2.2         $   835,684

Granted                              3,185,000      $ 0.15

Exercised                                    -           -

Forfeited or expired                         -           -
                                     _______________________________________________________

Outstanding at December 31, 2007     7,430,000      $ 0.19           3.5         $ 1,079,811
                                     =======================================================
Exercisable at December 31, 2007     7,245,000      $ 0.19           3.5         $ 1,065,631
                                     =======================================================
Outstanding at December 31, 2007     7,430,000      $ 0.19           3.5         $ 1,079,811

Granted                                 74,000      $ 0.15

Exercised                                    -           -

Forfeited or expired                    (2,000)     $ 0.15                              (153)
                                     _______________________________________________________

Outstanding at December 31, 2008     7,502,000      $ 0.19           3.5         $ 1,079,658
                                     =======================================================
Exercisable at December 31, 2008     7,502,000      $ 0.19           3.5         $ 1,079,658
                                     =======================================================


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

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

None.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners.

The following table sets forth the security and beneficial ownership for each class of our equity securities for any person who is known to be the beneficial owner of more than five percent of the Company as of March 19, 2009:


Title of Class     Name and Address of          Amount and Nature of     Percent
                   Beneficial Owner             Beneficial Owner         of Class
_________________________________________________________________________________

    Common         Charles Salyer                    2,250,000            6.38%
                   555 Airport Way, Suite A
                   Camarillo, CA 93010

    Common         Randy Simoneaux                   2,224,793            6.30%
                   555 Airport Way, Suite A
                   Camarillo, CA 93010


The total of our outstanding Common Shares as of March 19, 2009 are held by 84 shareholders of record.

(b) Security Ownership of Management.

The following table sets forth the ownership for each class of our equity securities owned beneficially and of record by all directors and officers of the Company as of March 19, 2009:


Title of Class     Name and Address of          Amount and Nature of     Percent
                   Beneficial Owner             Beneficial Owner         of Class
_________________________________________________________________________________

    Common         William Lopshire                  1,600,000            4.53%
                   555 Airport Way, Suite A
                   Camarillo, CA 93010

    Common         Candace Mills                         0                 0%
                   555 Airport Way, Suite A
                   Camarillo, CA 93010

    Common         All Officers and Directors as     1,600,000            4.53%
                   a Group (Two (2) individuals)


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
              INDEPENDENCE

On September 30, 2006, the Company entered into an agreement for a revolving line of credit worth $1,000,000 with Worldwide Business Services Group to be used primarily for working capital. The balance due on the line was $658,536 and $606,582 as of December 31, 2008 and 2007, respectively. In the third quarter of 2006, the CEO of Worldwide Business Services Group became the Company's General Manager. Due to this, we have reflected the outstanding line of credit as related party.

Our Line of Credit with Worldwide Business Services Group matured on June 30, 2008. The Line of Credit was renewed for one year during the third quarter of 2008 and now matures on June 30, 2009.

Related party bonuses paid during the years ended December 31, 2008 and 2007 totaled $0 and $6,800, respectively.

During the year ended December 31, 2006, the Company also purchased merchant portfolios from a related party for $1,040,000. Payments of $40,000 are required for 26 months. This note contains interest of 6% per annum. This is our Notes Payable, Related Party on our accompanying balance sheet and was $0 and $400,000 as of December 31, 2008 and 2007, respectively. No portfolios were purchased in 2008 or 2007 from the related party.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-K, and for other services normally provided in connection with statutory filings were $56,168 and $$44,991, respectively, for the years ended December 31, 2008 and 2007.

AUDIT RELATED FEES

The Company did not incur any audited related fees and services not included Audit Fees above for the years ended December 31, 2007 or 2008.

ALL OTHER FEES

There were tax preparation fees of $11,805 billed for the fiscal years ended December 31, 2008 and 2007, respectively.

                                     PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

DATE: March 31, 2009

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

SIGNATURE                  TITLE                          DATE



/s/ WILLAIM LOPSHIRE       CHIEF EXECUTIVE OFFICER,       MARCH 31, 2009
    ________________       SECRETARY AND DIRECTOR
    WILLAIM LOPSHIRE



/s/ CANDACE MILLS          CHIEF FINANCIAL OFFICER        MARCH 31, 2009
    ________________
    CANDACE MILLS