Form 10-Q
period 2009-03-31
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2009-05-20
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Reguulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 19, 2009, there were 35,873,703 outstanding shares of the Registrant's Common Stock, $.0005 par value.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                             4
Item 2.  Management's Discussion and Analysis or Plan of Operation       10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk      14
Item 4.  Controls and Procedures                                         14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                               14
Item 1A. Risk Factors                                                    14
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     14
Item 3.  Defaults Upon Senior Securities                                 14
Item 4.  Submission of Matters to a Vote of Security Holders             14
Item 5.  Other Information                                               15
Item 6.  Exhibits                                                        15

SIGNATURES                                                               15

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                 March 31, 2009



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       MARCH 31, 2009              DECEMBER 31,
                                                                                                                       2008
                                                                                       ________________          _________________
                                                                                         (UNAUDITED)                (AUDITED)
                                                                                       ________________          _________________
                                          ASSETS

CURRENT ASSETS
     Cash                                                                              $         72,070         $           91,404
     Accounts receivable, net of allowance of $51,780 and $50,178 at March 31,
         2009 and December  31, 2008, respectively                                               15,236                     22,572
     Note receivable, net of allowance of $50,000 at December 31, 2008 and 2007,
      respectively                                                                                   88                         88
     Inventory                                                                                   81,769                     76,394
     Other receivables                                                                          106,681                    255,631
     Prepaid assets                                                                              12,507                     25,003
                                                                                       ________________          _________________
         Total current assets                                                                   288,351                    471,092
                                                                                       ________________          _________________

FIXED ASSETS, net of accumulated depreciation of $2,983,651 and $2,983,007 at
     March 31, 2009 and December 31, 2008, respectively                                           8,088                          -
INTANGIBLE ASSETS                                                                             1,501,612                  1,579,378
GOODWILL                                                                                         87,979                     87,979
OTHER NON-CURRENT ASSETS                                                                        116,685                    116,685
                                                                                       ________________          _________________
         Total assets                                                                  $      2,002,715          $       2,255,134
                                                                                       ================          =================

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                  $         40,966          $          22,915
     Accrued expenses                                                                           488,519                    593,312
     Line of credit, related party                                                              560,395                    658,536
                                                                                       ________________          _________________
         Total current liabilities                                                            1,089,880                  1,274,763

COMMITMENTS & CONTINGENCIES                                                                           -                          -
STOCKHOLDERS' EQUITY
     Preferred stock; $0.01 par value; 10,000,000 shares authorized, 54,000 shares issued and outstanding at March 31, 2009 and December 31, 2008,
         respectively                                                                               540                        540
     Common stock; $0.0005 par value; 100,000,000 shares authorized, 35,873,703 and 35,873,703 shares issued and outstanding at March 31, 2009, and
         December 31, 2008, respectively                                                         17,937                     17,937
     Common stock subscribed                                                                     30,000                     30,000
     Additional paid-in capital                                                              19,628,401                 19,628,401
     Accumulated deficit                                                                    (18,764,043)               (18,696,507)
                                                                                       ________________          _________________
         Total stockholders' equity                                                             912,835                    980,371
                                                                                       ________________          _________________

         Total liabilities and stockholders' equity                                    $      2,002,715          $       2,255,134
                                                                                       ================          =================


          See Accompanying Notes to Consolidated Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
                                   (UNAUDITED)

                                                                                              THREE MONTHS ENDED ENDED
                                                                                     ____________________________________________
                                                                                        MARCH31,                   MARCH 31,
                                                                                          2009                        2008
                                                                                     ________________          __________________

Revenue:
     Merchant services revenues                                                      $      1,427,381          $        1,797,120
     Equipment sales                                                                           99,065                     162,194
     Less: sales returns and allowances                                                        (8,732)                    (18,635)
                                                                                     ________________          __________________
         Net revenue                                                                        1,517,714                   1,940,679

Cost of revenues:
     Commissions                                                                              140,305                     182,002
     Cost of sales                                                                            734,411                   1,015,162
     Cost of sales - equipment                                                                 25,465                      37,921
                                                                                     ________________          __________________
         Cost of revenue                                                                      900,181                   1,235,085
                                                                                     ________________          __________________
              Gross profit
                                                                                              617,533                     705,594

Operating, general and administrative expenses:
     General, administrative and selling expenses                                             578,634                     606,408
     Depreciation                                                                                 645
     Merchant portfolio attrition expense                                                      95,550                      82,600
                                                                                     ________________          __________________
         Total operating, general and administrative expenses                                 674,829                     689,008

              Net operating income (loss)                                                     (57,296)                     16,586
                                                                                     ________________          __________________
Non-operating income (expense):
     Interest income                                                                                -                          51
     Interest (expense)                                                                       (10,240)                    (22,182)
                                                                                     ________________          __________________

         Total non-operating income (expense)                                                 (10,240)                    (22,131)
                                                                                     ________________          __________________
Net income (loss) before provision for income taxes                                           (67,536)                     (5,545)
                                                                                     ________________          __________________

Provision for income taxes                                                                          -                           -

Net income (loss)                                                                    $        (67,536)         $           (5,545)
                                                                                     ================          ==================

Earnings per share - basic and diluted                                               $          (0.00)         $            (0.00)
                                                                                     ================          ==================

Weighted average number of shares of common stock outstanding - basic and diluted          35,873,703                  35,286,449
                                                                                     ================          ==================



          See Accompanying Notes to Consolidated Financial Statements.


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                _________________________________________________
                                                                                   MARCH 31, 2009             MARCH 31, 2008
                                                                                                                (RESTATED)
                                                                                _____________________     _______________________

Cash Flows from Operating Activities:
     Net income(loss)                                                           $             (67,536)    $                (5,545)
     Depreciation                                                                                 645                           -
     Write off of cancelled merchant accounts                                                  95,550                      82,600
     Allowance for doubtful accounts, other receivables and accrued interest
         income, net of bad debt recoveries                                                     1,603                     (14,210)

     Write off of software consulting originally capitalized as fixed asset                         -                       6,320
     Adjustments to reconcile net income (loss) to cash provided by operating activities:
     Changes in assets and liabilities
         Decrease in accounts receivable                                                        5,733                      33,291
         Decrease in inventories                                                              100,945                      89,380
         Decrease in other receivables                                                        148,949                     155,705
         Decrease (increase) in prepaid expenses                                               12,498                     (16,667)
         Increase (decrease) in accounts payable                                               18,052                     (11,465)
         (Decrease) in accrued expenses                                                      (104,795)                    (27,039)
                                                                                _____________________     _______________________

              Net cash provided by operating activities                                       211,644                     292,370
                                                                                _____________________     _______________________

Cash Flows from Investing Activities:
     Acquisition of merchant accounts, net of attrition                                       (17,784)                    (24,463)
     Purchase of property and equipment                                                        (8,733)                          -
     Payments received toward notes receivable                                                      -                       2,718
                                                                                _____________________     _______________________

              Net cash (used in) investing activities                                         (26,517)                    (21,745)
                                                                                _____________________     _______________________
Cash Flows from Financing Activities:
     Payment on notes payable                                                                       -                     (25,568)
     Noncash advances from line of credit, related party                                        1,048                      44,860
     Payment on line of credit, related party                                                (410,509)                   (338,060)
     Proceeds from line of credit, related party                                              205,000                     155,000
     Payment on notes payable, related party                                                        -                    (160,000)
                                                                                _____________________     _______________________

              Net cash (used in) financing activities                                        (204,461)                   (323,768)
                                                                                _____________________     _______________________

              Net decrease in cash                                                            (19,334)                    (53,143)
                                                                                _____________________     _______________________

Cash, beginning of period                                                                      91,404                     126,149
                                                                                _____________________     _______________________

Cash, end of period                                                             $              72,070     $                73,006
                                                                                =====================     =======================

          See Accompanying Notes to Consolidated Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                            THREE MONTHS ENDED
                                                                                   MARCH 31, 200              MARCH 31, 2008
                                                                                                                (RESTATED)

                                                                                _____________________     _______________________

SUPPLEMENT DISCLOSURE OF CASH
  FLOW INFORMATION
         Cash paid for interest                                                 $              65,307     $                15,379
         Cash paid for income taxes                                             $                   -     $                     -

NON-CASH INVESTING AND FINANCING TRANSACTIONS
         Inventory purchased from line of credit, related party                 $             106,320     $                57,385



         See Accompanying Notes to Consolidated Financial Statements.

             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING
        POLICIES

BASIS OF PRESENTATION AND ORGANIZATION

The accompanying Condensed Consolidated Financial Statements of International Card Establishment, Inc. (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Significant accounting policies disclosed therein have not changed except as noted below.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K. Operating results for the period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

RECLASSIFICATION

Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation.

NOTE 2. OTHER RECEIVABLES

At March 31, 2009, and December 31, 2008, other receivables consisted of the following:

                                      MARCH 31, 2009     DECEMBER 31, 2008

  Merchant residuals receivable       $       96,113       $     226,717
  Other receivables                           10,568              28,914
                                      ______________       _____________
    Total                             $      106,681       $     255,631
                                      ==============       =============

Other receivables consist primarily of residuals due from commissions earned from merchant account transactions. These receivables decreased approximately $14,500 due to reduced sales by merchants caused by the recession. Tighter credit policies have reduced the number of new accounts that we acquire thereby increasing the quality of earnings by taking the most conservative forecast of the collectability of residuals. Additionally, merchants are charged an annual fee in December accounting for approximately $116,100 of the December 2008 residuals receivable.

NOTE 3. SUBSCRIPTIONS

As of March 31, 2009, we have instructed our SEC counsel to finalize all necessary paperwork for the issuance of shares comprising the remaining $30,000 in our common stock subscription.

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

o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of March 31, 2009 and December 31, 2008.

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

OVERVIEW

We are a rapidly growing provider of credit and debit card-based payment processing services and Gift & Loyalty products to small merchants. As of March 31, 2009, we provided our services to numerous ISOs and thousands of merchants located across the United States. Our payment processing services enable our merchants to process traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone.

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

In January 2009 we began a new month-to-month "rental" ("Liftmysales") program. The first sales under this program were booked in February 2009. Under this program, there is no long-term contract and the merchant pays an all inclusive fee for the loan of a terminal and monthly fees for all services. These services have been expanded to include assistance to the merchant in marketing their company including on-line "coupon" and sales tools. This program is being marketed under the LIFT name. A video detailing the program is available at WWW.LIFTMYSALES.COM. Under this program, the merchant is provided a "loaner" terminal.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

Results of operations consist of the following:


                                         March 31, 2009               March 31, 2008               Difference            Difference
                                                                                                        $                     %
                                    ______________________________________________________________________________________________

Net Revenues                              $ 1,517,714                 $    1,940,679               $ (422,965)              (22)
Cost of Revenues                              900,181                      1,235,085                  334,904                27
                                    ______________________________________________________________________________________________
Gross Profit                                  617,533                        705,594                  (88,061)              (12)
Operating, General,
  and Administrative Costs                    674,829                        689,008                   14,179                 2
                                    ______________________________________________________________________________________________
Net Operating Gain/(Loss)                 $   (57,296)                $       16,586               $  (73,882)             (445)
                                    ==============================================================================================


Net revenues decreased by $422,965 from $1,940,679 for the three months ended March 31, 2008 to $1,517,714 for the three months ended March 31, 2009, due mainly to the poor economy as well as continued attrition of merchant accounts and tighter credit policies. Residuals decreased by approximately $309,000. This decrease was due in part to the attrition of merchant accounts but the primary factor was the faltering economy which effected us in two ways. First, reduced merchant sales led directly to reduced residuals. Secondly, many small businesses closed shop last year due to the lagging economy. A number of merchants simply closed their doors and bank accounts, precluding us from even collecting their early termination fees. Sales dropped by approximately $113,964 the major portion of this drop being equipment sales which decreased approximately $63,000. Again, this decline was due primarily to the economy. Merchants were unwilling to sign three and four year contracts in such a drastic economic climate. In January 2009 we introduced a new marketing model to counter this reluctance on the part of merchants. Merchant attrition, caused by better offers from competitors as well as closing businesses, is a common aspect of our industry. However, we believe our new marketing models will help stop attrition to some extent.

The costs associated with the merchant account services decreased by approximately 27% or $334,904 primarily due to decreased costs associated with residual income as well as decreased commissions and equipment costs due to lower sales. Again, both residuals and sales were lower than in prior periods due to the sluggish economy.

General and administrative costs decreased by approximately 2% or $14,179 from $689,008 for the three months ended March 31, 2008 to $674,829 for the three months ended March 31, 2009. While there was cumulative decrease of approximately $61,500 for insurance, professional, office and bonus expenses these were offset by a $56,000 combined increase in advertising, amortization, salaries and office rent. The $15,800 increase in advertising reflects costs associated with the startup of the new LiftMySales program.

LIQUIDITY AND CAPITAL RESOURCES

We are currently seeking to expand our merchant services offerings in bankcard and gift and loyalty. In addition, we are investigating additional business opportunities and potential acquisitions; accordingly we will require additional capital to complete the expansion and to undertake any additional business opportunities.


                               March 31, 2009       December 31, 2008        Difference       Difference
                                                                                  $                %
                               ________________________________________________________________________

Cash                             $   72,070            $    91,404           $  (19,334)         (21)
Accounts Payable and
     Accrued Expenses            $  529,485            $   616,227           $  (86,742)         (14)
Accounts Receivable, net         $   15,236            $    22,572           $   (7,336)         (33)


We have financed our operations during the first quarter primarily through sales, the collection of accounts receivable, the use of our line of credit, and the use of cash on hand. As of March 31, 2009, we had total current liabilities of $1,089,880 compared to $1,274,763 as of December 31, 2008. The decrease in current liabilities is primarily due to a decrease in Accrued Expenses and paying down of the related party line of credit.

Cash decreased 21% from $91,404 at December 31, 2008 to $72,070 at March 31, 2009 due to the paying down of the related party line of credit and increased advertising, amortization, salaries and office rent expeses.

As of March 31, 2009, our accounts receivable, net decreased to $15,236 compared to $22,572 at December 31, 2008. The relating allowance for doubtful accounts increased $1,600 from $50,178 at December 31, 2008 to $51,780 as of March 31, 2009 because of continued strong controls on cash collections.

We had no equity issuances in the first quarter of 2009.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including William Lopshire, the Company's Chief Executive Officer ("CEO") and Candace Mills, the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2009. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 2009 Quarter ended March 31, 2009. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2009 Quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


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

(b)

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


Date: May 20, 2009


                     INTERNATIONAL CARD ESTABLISHMENT, INC.


                     By: /s/ WILLIAM LOPSHIRE
                         __________________________________
                             William Lopshire
                             Chief Executive Officer
                             (Principal Executive Officer)
                             Secretary and Director


                     By: /s/ CANDACE MILLS
                          _________________________________
                             Candace Mills
                             Chief Financial Officer
                             (Principal Accounting Officer)