Form 10-K/A
period 2007-12-31
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2009-05-21
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                 FORM 10-KSB/A-2
                                (Amendment No. 2)


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


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


                                EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-KSB/A to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as originally filed with the Securities and Exchange Commission (the "Commission") on March 31, 2008 (the "Original Filing"), an amended on May 7, 2008 (the "First Amendment") for the purpose of properly disclosing the details of our related party line of credit activity on our Statement of Cash Flows in accordance with the United States Generally Accepted Accounting Principles and to amend information disclosed in
Item 8A, regarding the effectiveness of our internal controls and procedures. The changes in the Statement of Cash Flows did not affect the Company's net income, earnings per share or overall cash balance and did not impact the discussion on liquidity in Item 6.

Specific 2007 lines items that are affected by this change:


                                                        AS ORIGINALLY FILED          AMENDED
                                                        FOR THE YEAR ENDED      FOR THE YEAR ENDED
                                                            12/31/2007              12/31/2007         DIFFERENCE
_________________________________________________________________________________________________________________

Cash Flows From
OPERATING ACTIVITIES
Inventories                                                    (37,919)                663,012           700,931

      NET CASH PROVIDED BY OPERATING ACTIVITIES                657,731               1,358,662           700,931

FINANCING ACTIVITIES
Proceeds from line of credit, related party                    754,396                 626,000          (128,396)
Noncash advances from line of credit, related party            739,565                  83,653          (655,912)
Payment on line of credit, related party                    (1,398,008)             (1,314,631)           83,377

      NET CASH (USED IN) FINANCING ACTIVITIES                 (448,520)             (1,149,451)         (700,931)


Specific 2006 lines items that are affected by this change:

                                                        AS ORIGINALLY FILED          AMENDED
                                                        FOR THE YEAR ENDED      FOR THE YEAR ENDED
                                                            12/31/2006              12/31/2006         DIFFERENCE
_________________________________________________________________________________________________________________

Cash Flows From
OPERATING ACTIVITIES
Inventories                                                    (21,025)                383,753          (404,778)

      NET CASH (USED IN) OPERATING ACTIVITIES                 (547,040)               (142,262)         (404,778)


FINANCING ACTIVITIES
Proceeds from line of credit, related party                    447,600                 444,000             3,600
Noncash advances from line of credit, related party            533,221                  29,441           503,780
Payment on line of credit, related party                      (470,192)               (367,590)         (102,602)

      NET CASH (USED IN) FINANCING ACTIVITIES                 (211,516)               (616,294)          404,778


This Amendment No. 2 does not change any of the information contained in the Original Filing or the First Amendment, except as discussed in this Explanatory Note. This Amendment No. 2 continues to speak as of the date of the Original Filing and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Filing.

ITEM 7. FINANCIAL STATEMENTS.


            INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS


                               DECEMBER 31, 2007
                               DECEMBER 31, 2006

            INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES


                                    CONTENTS

                                                                            Page

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Card Establishment, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years then ended, except for the Restated Statement of Cash Flows as noted in the Explanatory Note at the beginning of this amendment and dated as of May 19, 2009, in conformity with accounting principles generally accepted in the United States of America.

MENDOZA BERGER & COMPANY, LLP




Irvine, California
March 24, 2008/May 19, 2009


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
                                ======   ======   ==========   =======   ===========  ==========     ===========   ===========


See Accompanying Notes to Consolidated Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Years ended
                                                        December 31,     December 31,
                                                                2007             2006
                                                        ____________     ____________

Cash Flows From
Operating Activities:

    Net loss                                             $(3,955,299)     $(3,555,231)
    Loss on disposal                                               -          543,069
    Restructuring charges                                          -          207,335
    Loss on lease settlement                                  51,699                -
    Depreciation                                             781,931        1,021,246
    Allowance for doubtful accounts                           (5,169)         248,864
    Common stock subscribed for salaries                           -           43,064
    Stock issued for consulting fees                               -           21,600
    Stock issued for anti-dilution clause                     23,042                -
    Stock award compensation                                 240,124          825,508
    Impairment of merchant portfolios                      3,649,711                -
    Other non-cash items, net                                      -           30,269
    Non-cash items due to
       discontinued operations                                     -           26,623
    Adjustments to reconcile net loss to cash
         used in operating activities:
    Changes in assets and liabilities
      Decrease in accounts receivable                        115,816          158,500
      Increase in inventory                                  663,012          383,753
      Increase in other receivables                          104,215         (259,348)
      Decrease in prepaid expenses                                 -          343,848
      (Increase)decrease in other non-current assets            (435)           5,810
      Decrease in accounts payable                          (214,536)        (120,378)
      Decrease in accrued expenses                           (95,449)         (66,793)
                                                         ___________      ___________
        Net cash provided by (used in)
          operating activities                             1,358,662         (142,262)
                                                         ___________      ___________

Cash Flows From Investing Activities:
    Acquisitions, net of attrition                          (199,871)        (483,089)
    Purchase of equipment                                          -          (35,310)
    Proceeds from the sale of discontinued segment                 -          701,443
    Issuance of notes receivable                             (50,000)         (15,000)
    Payments received toward notes receivable                  9,281                -
                                                         ___________      ___________

        Net cash (used in) provided
          by investing activities                           (240,590)         168,044
                                                         ___________      ___________






             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                 Years ended
                                                        December 31,     December 31,
                                                                2007             2006
                                                        ____________     ____________
Cash Flows From Financing Activities:
    Related party notes payable, net                               -          (76,333)
    Proceeds from notes payable                               70,000                -
    Proceeds from line of credit, related party              626,000          444,000
    Non-cash advancements from line of
       credit, related party                                  83,653           29,441
    Payments on capital lease                                      -           (9,376)
    Payments on notes payable, related party                (440,000)        (200,000)
    Payments on notes payable                               (174,473)        (651,436)
    Payments on line of credit, related party             (1,314,631)        (367,590)
    Proceeds from sale of common stock                             -          215,000
                                                         ___________      ___________
         Net cash (used in) provided by
            financing activities                          (1,149,451)        (616,294)
                                                         ___________      ___________

         Net decrease in cash                                (31,379)        (590,512)

Cash, beginning of period                                    157,528          748,040
                                                         ___________      ___________

Cash, end of period                                      $   126,149      $   157,528
                                                         ===========      ===========

Supplemental Cash Flow Disclosures:
 Cash paid for interest                                  $    91,936      $   113,526

 Cash paid for income taxes                              $         -      $         -

 Non-cash financing and investing activities:

     Notes payable reclassified from accounts payable    $         -      $   291,589

  Capital lease, accounting software                     $         -      $    93,000

  Merchant portfolios purchased through common
   stock subscription                                    $         -      $    57,000

  Merchant portfolios purchased through related-
   party notes payable                                   $         -      $ 1,040,000

  Payment of accrued preferred stock dividend with
    common stock; accrual December 2005 -
    June 2006                                            $         -      $   234,073

  Abandonment of fixtures due to relocation              $         -      $     5,131

  Preferred share dividends paid via common stock        $         -      $   199,844

  Preferred share conversions to common stock -
    see Shareholder's Equity                             $         -      $         -

   Increase in inventory due to direct payment from
      the related party line of credit                   $   700,931      $   404,778

   Reclassification of capital lease to accounts payable
      due to settlement agreement                        $    64,023      $         -


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

RESTATEMENT

We have restated our Statement of Cash Flows for the Years Ended December 31, 2007 and 2006. During both of these periods, our related party line of credit extended credit to us in three forms: 1) cash proceeds, 2) direct payment of inventory items and 3) direct payment of expendable items (e.g. office supplies). Upon further review of the transactions in this account, we have restated our numbers in association with these transactions, and the cash payments toward the line of credit. Overall net income and total cash did not change, nor did this restatement affect our earnings per share.

Specific 2007 lines items that are affected by this change:


                                                        AS ORIGINALLY FILED          AMENDED
                                                        FOR THE YEAR ENDED      FOR THE YEAR ENDED
                                                            12/31/2007              12/31/2007         DIFFERENCE
_________________________________________________________________________________________________________________

Cash Flows From
OPERATING ACTIVITIES
Inventories                                                    (37,919)                663,012           700,931
                                                            ____________________________________________________

      NET CASH PROVIDED BY OPERATING ACTIVITIES                657,731               1,358,662           700,931

FINANCING ACTIVITIES
Proceeds from line of credit, related party                    754,396                 626,000          (128,396)
Noncash advances from line of credit, related party            739,565                  83,653          (655,912)
Payment on line of credit, related party                    (1,398,008)             (1,314,631)           83,377
                                                            ____________________________________________________

      NET CASH (USED IN) FINANCING ACTIVITIES                 (448,520)             (1,149,451)         (700,931)


Specific 2006 lines items that are affected by this change:


                                                        AS ORIGINALLY FILED          AMENDED
                                                        FOR THE YEAR ENDED      FOR THE YEAR ENDED
                                                            12/31/2006              12/31/2006         DIFFERENCE
_________________________________________________________________________________________________________________

Cash Flows From
OPERATING ACTIVITIES
Inventories                                                    (21,025)                383,753          (404,778)
                                                            ____________________________________________________

      NET CASH (USED IN) OPERATING ACTIVITIES                 (547,040)               (142,262)         (404,778)

FINANCING ACTIVITIES
Proceeds from line of credit, related party                    447,600                 444,000             3,600
Noncash advances from line of credit, related party            533,221                  29,441           503,780
Payment on line of credit, related party                      (470,192)               (367,590)         (102,602)
                                                            ____________________________________________________

      NET CASH (USED IN) FINANCING ACTIVITIES                 (211,516)               (616,294)          404,778



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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act ("Exchange Act") of 1934, the Company carried out an evaluation with the participation of the Company's management, including William Lopshire, the Company's Chief Executive Officer ("CEO") and Candace Mills, the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the year ended December 31, 2007. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. Our financial reporting process did not entail detail enough for us to separate out the major components of our related party line of credit.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

REMEDIATION OF MATERIAL WEAKNESSES

To remediate the material weaknesses in our disclosure controls and procedures identified above, we have adjusted our internal financial reporting processes to ensure that detail is robust enough to identify the major components of our related party line of credit for proper disclosure in our statement of cash flows.

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



     SIGNATURE                        TITLE                       DATE


/s/ WILLAIM LOPSHIRE      CHIEF EXECUTIVE OFFICER,            May 20, 2009
_____________________     SECRETARY AND DIRECTOR
    WILLAIM LOPSHIRE



/s/ CANDACE MILLS         CHIEF FINANCIAL OFFICER             May 20, 2009
_____________________
    CANDACE MILLS