Form 10-Q/A
period 2008-03-31
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2009-05-21
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                               (Amendment No. 1)

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

                                EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as originally filed with the Securities and Exchange Commission (the "Commission") on May 15, 2008 (the "Original Filing"), for the purpose of properly disclosing the details of our related party line of credit activity on our Statement of Cash Flows in accordance with the United States Generally Accepted Accounting Principles and to amend information disclosed in Item 8A, regarding the effectiveness of our internal controls and procedures. The changes in the Statement of Cash Flows did not affect the Company's net income, earnings per share or overall cash balance and did not impact the discussion on liquidity in Item 2.

Specific 2008 lines items that are affected by this change:


                                                        AS ORIGINALLY FILED          AMENDED
                                                        FOR THE YEAR ENDED      FOR THE YEAR ENDED
                                                             3/31/2008              3/31/2008          DIFFERENCE
_________________________________________________________________________________________________________________

Cash Flows From
OPERATING ACTIVITIES
Inventories                                                    31,995                 89,380             57,385

      NET CASH PROVIDED BY OPERATING ACTIVITIES               234,985                292,370             57,385

FINANCING ACTIVITIES
Proceeds from line of credit, related party                   186,144                155,000            (31,144)
Noncash advances from line of credit, related party            68,989                 44,860            (24,129)
Payment on line of credit, related party                     (335,948)              (338,060)            (2,112)

      NET CASH (USED IN) FINANCING ACTIVITIES                (266,383)              (323,768)           (57,385)



This Amendment No. 1 does not change any of the information contained in the Original Filing, except as discussed in this Explanatory Note. This Amendment No. 1 continues to speak as of the date of the Original Filing and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Commission subsequent to the date of the Original Filing.

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
                                                        ============        ============


  See accompanying Notes to these Condensed Consolidated Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              Three Months Ended
                                                         March 31,           March 31,
                                                           2008                2007
                                                        _______________________________

Revenues:
Merchant services revenues                              $ 1,797,120         $ 2,468,692
Equipment sales                                             162,194              61,579
Less: sales returns and allowances                          (18,635)            (16,274)
                                                        _______________________________
      Net revenue                                         1,940,679           2,513,997

Cost of revenue:
    Commissions                                             182,002             286,734
    Cost of sales                                         1,015,162           1,283,744
    Cost of sales - equipment                                37,921              92,572
                                                        _______________________________
Cost of revenue                                           1,235,085           1,663,050
                                                        _______________________________

Gross profit                                                705,594             850,947

Operating, general, and administrative expenses:
General, administrative and selling expenses                689,008             775,707
Depreciation                                                      -             248,226
                                                        _______________________________
    Total operating, general, and administrative            689,008           1,023,933
      Expenses

Net operating income (loss)                                  16,586            (172,986)

Non-operating income (expense):
  Interest income                                                51                   1
  Interest expense                                          (22,182)            (31,469)
  Loss of lease settlement                                        -             (51,699)
                                                        _______________________________
    Total non-operating income (expense)                    (22,131)            (83,167)
                                                        _______________________________
Net loss                                                $    (5,545)        $  (204,454)
                                                        ===============================

Earnings loss per share, basic and diluted              $     (0.00)        $     (0.01)
                                                        ===============================

Weighted average number of shares of common stock
  outstanding - basic and diluted                        35,286,449          33,951,698
                                                        ===============================


  See accompanying Notes to these Condensed Consolidated Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    For The Three Months Ended March 31,
                                                       2008                      2007
                                                    ____________________________________

Cash flows from operating activities:
   Net loss from continuing operations              $   (5,545)               $ (204,454)
   Depreciation                                              -                   248,226
   Loss on lease settlement                                  -                    51,699
   Write-off of cancelled merchant accounts             82,600                    82,250
   Allowance for doubtful accounts, trade
     and notes receivables                             (14,210)                    6,567
   Compensation for stock awards                             -                     7,633
   Write-off of software consulting origi-
      nally capitalized as fixed asset                   6,320                         -
   Adjustments to reconcile net loss to
      net cash used in operating activities:
Changes in assets and liabilities
   Decrease in accounts receivable                      33,291                    21,671
   Decrease/(increase) in inventory                     89,380                    (6,654)
   Decrease in other receivables                       155,705                   150,627
   (Increase) in prepaid expenses                      (16,667)                        -
   Decrease in deposits                                      -                      (560)
   (Decrease) in accounts payable                      (11,465)                  (18,311)
   (Decrease) in accrued expenses                      (27,039)                 (303,603)
                                                    ____________________________________
      Net cash provided by operating
      activities                                       292,370                    35,091
                                                    ____________________________________

Cash flows from investing activities:
   Acquisitions, net of reduction of
      merchant accounts                                (24,463)                  (45,440)
   Purchase of property and equipment                        -                    (4,765)
   Payments received toward notes receivable             2,718                         -
                                                    ____________________________________

      Net cash (used in)  investing
      activities                                       (21,745)                  (50,205)
                                                    ____________________________________

Cash flows from financing activities:
   Payments on notes payable                           (25,568)                  (26,858)
   Payment on line of credit, related party           (338,060)                 (145,000)
   Non cash advances from line of credit,
      related party                                     44,860                   (31,071)
   Proceeds from line of credit, related
      party                                            155,000                   270,610
   Payments on related party notes payable            (160,000)                 (120,000)
                                                    ____________________________________

      Net cash (used in) financing activities         (323,768)                  (21,248)
                                                    ____________________________________

         Net decrease in cash                          (53,143)                  (67,433)

Cash, beginning of period                              126,149                   157,528
                                                    ____________________________________
Cash, end of period                                 $   73,006                $   90,095
                                                    ====================================


  See accompanying Notes to these Condensed Consolidated Financial Statements.




             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)


                                                    For The Three Months Ended March 31,
                                                       2008                      2007
                                                    ____________________________________

SUPPLEMENT DISCLOSURE OF CASH
   FLOW INFORMATION
      Cash paid for interest                        $   15,379                $        -
      Cash paid for income taxes                    $        -                $        -

NON-CASH TRANSACTIONS
      Capital lease                                 $        -                $   71,300
      Compensation for stock awards                 $        -                $    7,633
      Increase in inventory due to direct
         payment from the related party line
         of credit                                  $   57,385                $        -

















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

RECLASSIFICATION

Certain reclassifications, which have no effect on net income(loss), have been made in the prior period financial statements to conform to the current presentation.

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

Specific 2008 lines items that are affected by this change:


                                                        AS ORIGINALLY FILED          AMENDED
                                                        FOR THE YEAR ENDED      FOR THE YEAR ENDED
                                                             3/31/2008              3/31/2008          DIFFERENCE
_________________________________________________________________________________________________________________

Cash Flows From
OPERATING ACTIVITIES
Inventories                                                    31,995                 89,380             57,385

      NET CASH PROVIDED BY OPERATING ACTIVITIES               234,985                292,370             57,385

FINANCING ACTIVITIES
Proceeds from line of credit, related party                   186,144                155,000            (31,144)
Noncash advances from line of credit, related party            68,989                 44,860            (24,129)
Payment on line of credit, related party                     (335,948)              (338,060)            (2,112)

      NET CASH (USED IN) FINANCING ACTIVITIES                (266,383)              (323,768)           (57,385)



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

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of March 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

CHANGES IN INTERNAL CONTROLS

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 2008 Quarter ended March 31, 2008. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2008 Quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting. The change identified in the remediation of material weakness occurred subsequent to March 31, 2008 and has continued through the date of this filing.

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