Form 10-Q
period 2009-06-30
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2009-08-14
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 13, 2009, there were 35,873,703 outstanding shares of the Registrant's Common Stock, $.0005 par value.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                             4
Item 2.  Management's Discussion and Analysis or Plan of Operation       11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk      15
Item 4.  Controls and Procedures                                         15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                               17
Item 1A. Risk Factors                                                    17
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     17
Item 3.  Defaults Upon Senior Securities                                 17
Item 4.  Submission of Matters to a Vote of Security Holders             17
Item 5.  Other Information                                               17
Item 6.  Exhibits                                                        17

SIGNATURES                                                               18

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2009


             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      JUNE 30,         DECEMBER 31,
                                                                                        2009               2008
                                                                                     (UNAUDITED)        (AUDITED)
                                                                                    ____________       ____________
                                     ASSETS

CURRENT ASSETS
   Cash                                                                             $    115,938       $     91,404

   Accounts receivable, net of allowance of $52,962 and $50,178 at June 30,
       2009 and December 31, 2008, respectively                                            7,794             22,572
   Note receivable, net of allowance of $50,000 at June 30, 2009 and
       December 31, 2008, respectively                                                        88                 88
   Inventory                                                                              77,236             76,394
   Other receivables                                                                     100,974            255,631
   Prepaid assets                                                                         60,328             25,003
                                                                                    ____________       ____________

       Total current assets                                                              362,358            471,092
                                                                                    ____________       ____________

FIXED ASSETS, net of accumulated depreciation of $2,986,301and $2,983,007 at
   June 30, 2009 and December 31, 2008, respectively                                      19,752                  -
INTANGIBLE ASSETS                                                                      1,457,729          1,579,378
GOODWILL                                                                                  87,979             87,979
OTHER NON-CURRENT ASSETS                                                                 117,576            116,685
                                                                                    ____________       ____________

       Total assets                                                                 $  2,045,394       $  2,255,134
                                                                                    ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                      $21,891       $     22,915
   Accrued expenses                                                                      459,544            593,312
   Due to FTS - Underpayment                                                             111,393                  -
   Line of credit, related party                                                         735,875            658,536
                                                                                    ____________       ____________

       Total current liabilities                                                       1,328,703          1,274,763

COMMITMENTS & CONTINGENCIES                                                                    -                  -
STOCKHOLDERS' EQUITY
   Preferred stock; $0.01 par value; 10,000,000 shares authorized, 54,000 shares issued and outstanding at June 30, 2009 and December 31, 2008,
       respectively                                                                          540                540
   Common stock; $0.0005 par value; 100,000,000 shares authorized, 35,873,703 and 35,873,703 shares issued and outstanding at June 30, 2009, and
       December 31, 2008, Respectively                                                    17,937             17,937
   Common stock subscribed                                                                30,000             30,000
   Additional paid-in capital                                                         19,628,401         19,628,401
   Accumulated deficit                                                               (18,960,187)       (18,696,507)
                                                                                    ____________       ____________

       Total stockholders' equity                                                        716,691            980,371
                                                                                    ____________       ____________

       Total liabilities and stockholders' equity                                   $  2,045,394       $  2,255,134
                                                                                    ============       ============


     See Accompanying Notes to Condensed Consolidated Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                    ___________________________     ___________________________
                                                     JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                                       2009            2008            2009            2008
                                                    ___________________________________________________________

Revenue:
   Merchant services revenues                       $ 1,290,452     $ 1,780,856     $ 2,717,833     $ 3,577,976
   Equipment sales                                      124,521         167,806         223,586         330,000
   Less: sales returns and allowances                    (6,399)         (2,428)        (15,131)        (21,063)
                                                    ___________________________________________________________
         Net revenue                                  1,408,574       1,946,234       2,926,288       3,886,913

Cost of revenue:
   Commissions                                          179,229         169,473         319,535         351,475
   Cost of sales                                        742,917       1,040,274       1,477,328       2,055,436
   Cost of sales - equipment                             30,202          43,045          55,667          80,966
                                                    ___________________________________________________________
         Cost of revenue                                952,348       1,252,792       1,852,530       2,487,877

                                                    ___________________________________________________________
              Gross profit                              456,226         693,442       1,073,758       1,399,036

Operating, general and administrative expenses:
   General, administrative and selling expenses         535,272         544,672       1,113,903       1,151,080
   Depreciation                                           2,649               -           3,294               -
   Merchant portfolio attrition expense                  66,150          75,250         161,700         157,850
                                                    ___________________________________________________________
         Total operating, general and
            administrative expenses                     604,071         619,922       1,278,897       1,308,930

              Net operating gain (loss)                (147,845)         73,520        (205,139)         90,106
                                                    ___________________________________________________________

Non-operating income (expense):
   Interest income                                            -              29               -              80
   Interest (expense)                                    (9,665)        (18,287)        (19,905)        (40,469)
   Other Expense - FTS                                  (38,636)              -         (38,636)              -
                                                    ___________________________________________________________

         Total non-operating income (expense)           (48,301)        (18,258)        (58,541)        (40,389)
                                                    ___________________________________________________________

Net (loss) before provision for income taxes           (196,146)         55,262        (263,680)         49,717
                                                    ___________________________________________________________

Provision for income taxes                                    -               -               -               -

Net income (loss)                                   $  (196,146)    $    55,262     $  (263,680)    $    49,717
                                                    ===========================================================


Earnings per share - basic                          $     (0.01)    $      0.00     $     (0.01)    $      0.00

Earnings per share - dilutive                       $     (0.01)    $      0.00     $     (0.01)    $      0.00


Weighted average shares outstanding - basic          35,873,703      35,286,449      35,873,703      35,286,449

Weighted average shares outstanding - dilutive       35,873,703      36,111,507      35,873,703      35,548,246


     See Accompanying Notes to Condensed Consolidated Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   SIX MONTHS ENDED
                                                                                           _________________________________

                                                                                           JUNE 30, 2009       JUNE 30, 2008
                                                                                           _____________       _____________

Cash Flows from Operating Activities:
     Net (loss) income                                                                     $    (263,680)      $      49,717
     Depreciation                                                                                  3,294                   -
     Write off of cancelled merchant accounts                                                    161,700             157,850
     Allowance for doubtful accounts, other receivables and accrued interest income,
        net of bad debt recoveries                                                                 2,784             (36,796)
     Write off of software consulting originally capitalized as fixed asset                            -               6,320
     Adjustments to reconcile net (loss) income to cash provided by operating activities:
     Changes in assets and liabilities
         Decrease in accounts receivable                                                          11,994              21,393
         Decrease in inventories                                                                 210,976             177,814
         Decrease in other receivables                                                           154,657             152,043
         (Increase) in prepaid expenses                                                          (35,325)            (54,167)
         (Increase) decrease in other non-current assets                                            (891)              1,311
         (Decrease) in accounts payable                                                           (1,023)            (76,518)
         Increase (decrease) in accrued expenses                                                (133,771)            135,295
         Increase in Due to FTS - Underpayment                                                   111,393                   -
                                                                                           _____________       _____________

              Net cash provided by operating activities                                          222,108             534,261
                                                                                           _____________       _____________

Cash Flows from Investing Activities:
     Acquisitions of merchant accounts, net of attrition                                         (40,050)            (50,763)
     Purchase of property and equipment                                                          (23,046)                  -
     Payments received toward notes receivable                                                         -               3,518
                                                                                           _____________       _____________

              Net cash provided by (used in) investing activities                                (63,096)            (47,245)
                                                                                           _____________       _____________

Cash Flows from Financing Activities:
     Payment on notes payable                                                                          -             (42,613)
     Noncash advances from line of credit, related party                                          52,101             119,954
     Payment on line of credit, related party                                                   (656,579)           (569,867)
     Proceeds from line of credit, related party                                                 470,000             305,000
     Payment on notes payable, related party                                                           -            (280,000)
                                                                                           _____________       _____________

              Net cash (used in) financing activities                                           (134,478)           (467,526)
                                                                                           _____________       _____________

              Net increase in cash                                                                24,534              19,490
                                                                                           _____________       _____________

Cash, beginning of period                                                                         91,404             126,149
                                                                                           _____________       _____________

Cash, end of period                                                                        $     115,938            $145,639
                                                                                           =============       =============


     See Accompanying Notes to Condensed Consolidated Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)


                                                                                                   SIX MONTHS ENDED
                                                                                           _________________________________

                                                                                           JUNE 30, 2009       JUNE 30, 2008
                                                                                           _____________       _____________

SUPPLEMENT DISCLOSURE OF CASH
   FLOW INFORMATION
      Cash paid for interest                                                               $      19,905       $      35,398
      Cash paid for income taxes                                                           $           -       $           -


NON-CASH INVESTING AND FINANCING TRANSACTIONS
      Inventory purchased from line of credit, related party                               $     211,817       $     171,216


     See Accompanying Notes to Condensed Consolidated Financial Statements.


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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K. Operating results for the period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

ACCOUNTING POLICIES

On January 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 relates to financial assets and financial liabilities. In February 2008, the FASB issued Staff Position (FSP) No. FAS 157-2 "Effective Date of FASB Statement No. 157," which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009, for calendar year-end entities.

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

SFAS 157 defines fair value as the price that would be receive to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions that are based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which give the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under FAS 157 are described below:

     Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

     Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly, or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means;

     Level 3 - Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability.

(The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.)

In April 2009, the FASB issued FSP FAS No 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS No. 107-1 and APB 28-1"). This FSP amends FASB Statement No. 107, "Disclosure about Fair Values of Financial Instruments," to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company adopted FSP FAS No. 107-1 and APB 28-1 and provided the additional disclosure requirements beginning in the second quarter 2009.


RECLASSIFICATION

Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events," ("SFAS No. 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, "Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140," ("SFAS 166"). SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, "Amendments to FASB Interpretation No. 46(R)," ("SFAS 167"). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles," ("SFAS 168"). SFAS 168 replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending January 3, 2010. This will not have an impact on the consolidated results of the Company.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

NOTE 2. OTHER RECEIVABLES

At June 30, 2009, and December 31, 2008, other receivables consisted of the following:

                                         JUNE 30, 2009       DECEMBER 31, 2008
                                         _____________________________________

     Merchant residuals receivable         $  72,673             $ 226,717
     Other receivables                        28,301                28,914
                                           _________             _________

       Total                               $ 100,974             $ 255,631
                                           =========             =========

Other receivables are split between residuals due from commissions earned from merchant account transactions and employee advances with a $15,000 advance having been made to our top sales rep. The commission receivables decreased approximately $37,944 due to reduced sales by merchants caused by the recession. Our merchants experienced approximately a 12% decrease in sales between April 1 and June 30, 2009. Tighter credit policies have reduced the number of new accounts that we acquire, thereby increasing the quality of earnings by taking the most conservative forecast of the collectability of residuals. Additionally, merchants are charged an annual fee in December accounting for approximately $116,100 of the December 2008 residuals receivable.

NOTE 3. DUE TO FTS - UNDERPAYMENT

In June 2009, one of our residual sources notified us that between November 2008 and April 2009 they had undercharged us by $111,393. An agreement was reached whereby the vendor would deduct an additional $9,283 per month in fees over the next 12 months. The $111,393 was split with $72,757 being offset against the second quarter residual income and $38,636 (representing the November and December 2008 portion) was treated as Other Expense.

NOTE 4. SUBSCRIPTIONS

As of June30, 2009, we have instructed our SEC counsel to finalize all necessary paperwork for the issuance of shares comprising the remaining $30,000 in our common stock subscription.

Note 5. FAIR VALUE ACCOUNTING

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2009.



                                                                      FAIR VALUE AT JUNE 30, 2009
                                                                      ___________________________
                                                  TOTAL               LEVEL 1              LEVEL 2              LEVEL 3
                                                 _____________________________________________________________________________
Assets:
     Intangibles - Merchant Portfolios           $   1,022,729           $        -        $   1,022,729          $        -
                                                 _____________________________________________________________________________

                                                 $   1,022,729           $        -        $   1,022,729          $        -
                                                 =============================================================================

Liabilities:
     Line of Credit, related party               $     735,875           $        -        $     735,875          $        -
                                                 _____________________________________________________________________________

                                                 $     735,875           $        -        $     735,875          $        -
                                                 =============================================================================



Note 6. RELATED PARTY LINE OF CREDIT

The related party line of credit was renewed for an additional year at June 30, 2009, at a fee of $50,000.

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

o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and the six months ended June 30, 2009 compared to the three months ended June 30, 2008. A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of June 30, 2009, and December 31, 2008.

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

OVERVIEW

We are a rapidly growing provider of credit and debit card-based payment processing services and Gift & Loyalty products to small merchants. As of June 30, 2009, we provided our services to numerous ISOs and thousands of merchants located across the United States. Our payment processing services enable our merchants to process traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone.

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

In May 2008 we started LIFT Network, a new sales division focused on marketing for small to medium sized businesses. LIFT Network is based in our corporate offices in Camarillo, California with a small office in Tampa, Florida.

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

We follow the requirements of EITF 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent", in determining our revenue reporting. Generally, where we have merchant portability, credit risk and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange fees paid to card-issuing banks and assessments paid to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are set by Visa and MasterCard and are based on transaction processing volume and are recognized at the time transactions are processed.

GOODWILL AND INTANGIBLES

Since 2005, we capitalize intangible assets such as the purchase of merchant and gift loyalty accounts from portfolio acquisitions (i.e., the right to receive future cash flows related to transactions of these applicable merchants) and, at least quarterly, amortize accounts at the time of attrition. Additionally, in keeping with the provisions of FASB No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), we also hire an outside firm to complete an annual valuation to determine any impairment recognized in current earnings.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 relates to financial assets and financial liabilities. In February 2008, the FASB issued Staff Position (FSP) No. FAS 157-2 "Effective Date of FASB Statement No. 157," which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009, for calendar year-end entities.

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

SFAS 157 defines fair value as the price that would be receive to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions that are based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which give the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under FAS 157 are described below:

     Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

     Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly, or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means;

      Level 3 - Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability.

(The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.)

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair vlue on a recurring basis as of June 30, 2009.

                                  FAIR VALUE AT JUNE 30, 2009
                        _______________________________________________

                          TOTAL       LEVEL 1     LEVEL 2      LEVEL 3
                        _______________________________________________
Assets:
   Intangibles -
      Merchant
      Portfolios        $ 1,022,729   $     -     $ 1,022,729  $     -
                        _______________________________________________
                        $ 1,022,729   $           $ 1,022,729  $     -
                        ===============================================


Liabilities:
   Line of Credit,
      related party     $   735,875   $     -     $ 735,875     $    -
                        _______________________________________________
                        $   735,875   $     -     $ 735,875     $    -
                        ===============================================

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

Results of operations consist of the following:


                               June 30, 2009     June 30, 2008     Difference     Difference
                                                                        $              %
                               ____________________________________________________________

Net Revenues                    $ 1,408,574        $ 1,946,234     $ (537,660)       (28)
Cost of Revenues                    952,348          1,252,792       (300,444)       (24)
                               ____________________________________________________________
Gross Profit                        456,226            693,442       (237,216)       (34)
Operating, General,
  and Administrative Costs          604,071            619,922        (15,851)        (3)
                               ____________________________________________________________

Net Operating Gain/(Loss)       $  (147,845)       $    73,520     $ (221,365)      (301)
                               ============================================================


Net revenues decreased by $537,660 from $1,946,234 for the three months ended June 30, 2008 to $1,408,574 for the three months ended June 30, 2009, due mainly to the poor economy as well as continued attrition of merchant accounts and tighter credit policies. Residuals decreased by approximately $490,400. This decrease was due in part to the attrition of merchant accounts but the primary factor was the faltering economy which affected us in two ways. First, reduced merchant sales led directly to reduced residuals. Secondly, many small businesses closed shop last year due to the lagging economy. A number of merchants simply closed their doors and bank accounts, precluding us from even collecting their early termination fees. Equipment sales dropped by $43,285, due primarily to our new marketing model, introduced in January 2009, wherein merchants receive a "loaner" terminal as part of a total package for which they pay a flat monthly fee. Merchant attrition, caused by better offers from competitors as well as closing businesses, is a common aspect of our industry. However, we believe our new marketing models will help stop attrition to some extent. In the second quarter we saw a significant decline in attrition of merchant accounts, roughly 22% less than we had seen over the previous year.

The costs associated with the merchant account services decreased by approximately 24% or $300,444 primarily due to decreased costs associated with residual income as well as decreased commissions and equipment costs due to lower sales. Again, both residuals and sales were lower than in prior periods due to the sluggish economy.

General and administrative costs decreased by approximately 3% or $15,851 from $619,922 for the three months ended June 30, 2008 to $604,071 for the three months ended June 30, 2009. While there was cumulative decrease of approximately $97,500 for amortization, interest, office and bonus expenses, these were offset by a $43,900 combined increase in advertising, depreciation, salaries, office rent and state taxes and the additional $38,600 of undercharged residual fees for November and December 2008. An increase of $27,051 increase in advertising reflects expenses associated with the startup of the new LiftMySales program.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

Results of operations consist of the following:


                               June 30, 2009     June 30, 2008     Difference     Difference
                                                                        $              %
                               _____________________________________________________________

Net Revenues                    $ 2,926,288        $ 3,886,913     $ (960,625)        (25)
Cost of Revenues                  1,852,530          2,487,877       (635,347)        (26)
                               _____________________________________________________________
Gross Profit                      1,073,758          1,399,036       (325,278)        (23)
Operating, General,
  and Administrative Costs        1,278,897          1,308,930        (30,033)         (2)
                               _____________________________________________________________

Net Operating Gain/(Loss)       $  (205,139)       $    90,106     $ (295,245)       (328)
                               =============================================================



Net revenues decreased by $960,625 from $3,886,913 for the six months ended June 30, 2008 to $2,926,288 for the six months ended June 30, 2009, due mainly to the poor economy as well as continued attrition of merchant accounts and tighter credit policies. Residuals decreased by approximately $860,100. This decrease was due primarily to the faltering economy, with merchant sales dropping approximately $1.2 million since January 2009. Equipment sales dropped by $106,000, due to a combination of the poor economy and to our new marketing model, introduced in January 2009, wherein merchants receive a "loaner" terminal as part of a total package for which they pay a flat monthly fee. Merchant attrition, caused by better offers from competitors as well as closing businesses, is a common aspect of our industry. However, we believe our new marketing models will help stop attrition to some extent.

The costs associated with the merchant account services decreased by approximately 26% or $635,347 due primarily to $578,108 in decreased costs associated with residual income as well as $31,940 in decreased commissions and $25,299 in equipment costs due to lower sales. Again, both residuals and sales were lower than in prior periods due to the sluggish economy.

General and administrative costs decreased by approximately 2% or $30,033 from $1,308,930 for the six months ended June 30, 2008, to $1,278,897 for the six months ended June 30, 2009. While there was cumulative decrease of approximately $163,000 for amortization, auto, consulting, interest, insurance, office and bonus expenses, these were offset by a $133,000 combined increase in advertising, depreciation, salaries, office rent and state taxes and the additional $38,600 of undercharged residual fees for November and December 2008. An increase of $429,900 in advertising reflects expenses associated with the startup of the new LiftMySales program.

LIQUIDITY AND CAPITAL RESOURCES

We are currently seeking to expand our merchant services offerings in bankcard and gift and loyalty. In addition, we are investigating additional business opportunities and potential acquisitions; accordingly we will require additional capital to complete the expansion and to undertake any additional business opportunities.


                             June 30, 2009     December 31, 2008      Difference     Difference
                                                                           $              %
                             _________________________________________________________________

Cash                          $   115,938          $    91,404       $    24,534         27
Accounts Payable and
     Accrued Expenses         $   481,435          $   616,227       $  (134,792)       (22)
Accounts Receivable, net      $     7,794          $    22,572       $   (14,778)       (65)


We have financed our operations during the second quarter primarily through sales, the collection of accounts receivable, the use of our line of credit, and the use of cash on hand. As of June 30, 2009, we had total current liabilities of $1,328,703 compared to $1,274,763 as of December 31, 2008. The increase in current liabilities is primarily due to the FTS fee underpayment.

Cash increased 27% from $91,404 at December 31, 2008, to $115,938 at June 30, 2009, due to decreased advertising and salaries expenses.

As of June 30, 2009, our accounts receivable, net decreased to $7,794 compared to $22,572 at December 31, 2008. The relating allowance for doubtful accounts increased only a $2,784 from $50,178 at December 31, 2008, to $52,962 as of June 30, 2009, because of continued strong controls on cash collections.

We had no equity issuances in the first or second quarters of 2009.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including William Lopshire, the Company's Chief Executive Officer ("CEO") and Candace Mills, the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended June 30, 2009. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the six month period ended June 30, 2009. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the six months ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 6. EXHIBITS

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


Date: August13, 2009

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