Form 10-K/A
period 2007-12-31
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2009-10-13
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                 FORM 10-KSB/A-3
                                (Amendment No. 3)


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


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


                                EXPLANATORY NOTE

We are filing this Amendment No. 3 on Form 10-KSB/A to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as originally filed with the Securities and Exchange Commission (the "Commission") on March 31, 2008 (the "Original Filing"), as amended on May 7, 2008 (the "First Amendment") and as further amended on May 18, 2009 (the "Second Amendment") for the purpose of clarifying the dual dating by the auditors and incorporating the proper language in information disclosed in Item 8A. The changes in the Statement of Cash Flows did not affect the Company's net income, earnings per share or overall cash balance and did not impact the discussion on liquidity in Item 6.


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


This Amendment No. 3 does not change any of the information contained in the Original Filing, the First Amendment or the Second Amendment, except as discussed in this Explanatory Note. This Amendment No. 3 continues to speak as of the date of the Original Filing and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 3 should be read in conjunction with our filings made with the Commission subsequent to the date of the Original Filing.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Card Establishment, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

MENDOZA BERGER & COMPANY, LLP




Irvine, California
March 24, 2008, Except for the Restated Statement of Cash Flows, which is dated May 19, 2009


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

Date: October 8, 2009

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



     SIGNATURE                        TITLE                       DATE


/s/ WILLAIM LOPSHIRE      CHIEF EXECUTIVE OFFICER,            October 8, 2009
_____________________     SECRETARY AND DIRECTOR
    WILLAIM LOPSHIRE



/s/ CANDACE MILLS         CHIEF FINANCIAL OFFICER             October 8, 2009
_____________________
    CANDACE MILLS