Form 10-Q
period 2009-09-30
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2009-11-16
CIK 1156337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009.

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


                         555 Airport Space Way, Suite A
                               Camarillo, CA 93010
               ___________________________________________________
               (Address of principal executive offices) (Zip code)


                    Issuer's telephone number: (866) 423-2491


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                Yes [X[ No [ ]

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

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.     Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 16, 2009, there were 35,873,703 outstanding shares of the Registrant's Common Stock, $.0005 par value.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................4
Item 2.  Management's Discussion and Analysis.................................11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........15
Item 4.  Controls and Procedures..............................................15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................17
Item 1A. Risk Factors.........................................................17
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........17
Item 3.  Defaults Upon Senior Securities......................................17
Item 4.  Submission of Matters to a Vote of Security Holders..................17
Item 5.  Other Information....................................................17
Item 6.  Exhibits.............................................................17

SIGNATURES....................................................................18


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     INTERNATIONAL CARD ESTABLISHMENT, INC.
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2009
             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                          2009                2008
                                                                       (UNAUDITED)         (AUDITED)
                                                                      ____________        ____________

                                     ASSETS

CURRENT ASSETS
   Cash                                                               $    109,863        $     91,404
   Accounts receivable, net of allowance of $28,009
      and $50,178 at September 30, 2009 and December 31,
      2008, respectively                                                    15,891              22,572
   Note receivable, net of allowance of $50,000 at
      September 30, 2009 and  December 31, 2008, respectively                   88                  88
   Inventory                                                                73,027              76,394
   Other receivables                                                        93,915             255,631
   Prepaid assets                                                           37,500              25,003
                                                                      ____________        ____________

      Total current assets                                                 330,284             471,092
                                                                      ____________        ____________

FIXED ASSETS, net of accumulated depreciation of $2,992,251
   and $2,983,007 at September 30, 2009 and December 31, 2008,
   respectively                                                             27,215                   -
INTANGIBLE ASSETS                                                        1,419,971           1,579,378
GOODWILL                                                                    87,979              87,979
OTHER NON-CURRENT ASSETS                                                   117,576             116,685
                                                                      ____________        ____________

      Total assets                                                    $  1,983,025        $  2,255,134
                                                                      ============        ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                   $     26,427        $     22,915
   Accrued expenses                                                        494,540             593,312
   Due to FTS - Underpayment                                                83,545                   -
   Line of credit, related party                                           684,399             658,536
                                                                      ____________        ____________

      Total current liabilities                                          1,288,911           1,274,763

COMMITMENTS & CONTINGENCIES                                                      -                   -
STOCKHOLDERS' EQUITY
   Preferred stock; $0.01 par value; 10,000,000 shares
      authorized, 54,000 shares issued and outstanding at
      September 30, 2009, and December 31, 2008, respectively                  540                 540
   Common stock; $0.0005 par value; 100,000,000 shares
      authorized, 35,873,703 and 35,873,703 shares issued and
      outstanding at September 30, 2009, and December 31, 2008,
      respectively                                                          17,937              17,937
   Common stock subscribed                                                  30,000              30,000
   Additional paid-in capital                                           19,628,400          19,628,401
   Accumulated deficit                                                 (18,982,763)        (18,696,507)
                                                                      ____________        ____________

      Total stockholders' equity                                           694,114             980,371
                                                                      ____________        ____________

      Total liabilities and stockholders' equity                      $  1,983,025        $  2,255,134
                                                                      ============        ============


     See Accompanying Notes to Condensed Consolidated Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                      _______________________________    _______________________________
                                                      SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                                          2009              2008             2009              2008
                                                      _______________________________    _______________________________

Revenue:
   Merchant services revenues                         $ 1,268,424       $ 1,688,444      $ 3,986,257       $ 5,266,420
   Equipment sales                                        132,241           173,889          355,827           503,889
   Less: sales returns and allowances                      (6,504)           (7,052)         (21,634)          (28,114)
                                                      _______________________________    _______________________________
         Net revenue                                    1,394,161         1,855,281        4,320,450         5,742,195

Cost of revenue:
   Commissions                                            157,251           208,873          476,786           560,349
   Cost of sales                                          677,962           947,154        2,155,290         3,002,590
   Cost of sales - equipment                               13,279            34,224           68,946           115,189
                                                      _______________________________    _______________________________
      Cost of revenue                                     848,492         1,190,251        2,701,022         3,678,128
                                                      _______________________________    _______________________________
         Gross profit                                     545,669           665,030        1,619,428         2,064,067

Operating, general and administrative expenses:
   General, administrative and selling expenses           490,562           581,450        1,604,466         1,732,532
   Depreciation                                             5,950                 -            9,244                 -
   Merchant portfolio attrition expense                    60,550            84,700          222,250           242,550
                                                      _______________________________    _______________________________
      Total operating, general and administrative
         expenses                                         557,062           666,150        1,835,960         1,975,082

         Net operating gain (loss)                        (11,393)           (1,120)        (216,532)           88,985
                                                      _______________________________    _______________________________

Non-operating income (expense):
   Interest income                                              -                14                1                94
   Interest (expense)                                     (11,183)          (16,331)         (31,088)          (56,800)
   Other Expense - FTS                                          -                 -          (38,636)                -
                                                      _______________________________    _______________________________
         Total non-operating income (expense)             (11,183)          (16,317)         (69,723)          (56,706)
                                                      _______________________________    _______________________________
Net (loss) before provision for income taxes              (22,576)          (17,437)        (286,255)           32,279
                                                      _______________________________    _______________________________

Provision for income taxes                                      -                 -                -                 -

Net income (loss)                                     $   (22,576)      $   (17,437)     $  (286,255)      $    32,279
                                                      ===============================    ===============================

Earnings per share - basic                            $     (0.00)      $      0.00      $     (0.01)      $      0.00

Earnings per share - dilutive                         $     (0.00)      $      0.00      $     (0.01)      $      0.00

Weighted average shares outstanding - basic            35,873,703        35,548,160       35,873,703        35,374,323

Weighted average shares outstanding - dilutive         35,873,703        35,548,160       35,873,703        36,077,572


     See Accompanying Notes to Condensed Consolidated Financial Statements.



             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                NINE MONTHS ENDED
                                                                                        _________________________________
                                                                                        SEPTEMBER 30,       SEPTEMBER 30,
                                                                                            2009                2008
                                                                                        _____________       _____________

Cash Flows from Operating Activities:
   Net (loss) income                                                                    $    (286,255)      $      32,279
   Depreciation                                                                                 9,244                   -
   Write off of cancelled merchant accounts                                                   222,250             242,550
   Allowance for doubtful accounts, other receivables and accrued interest
      income, net of bad debt recoveries                                                      (22,168)            (30,388)
   Compensation for stock awards                                                                    -              14,027
   Write off of software consulting originally capitalized as fixed asset                           -               6,320
   Adjustments to reconcile net (loss) income to cash provided by operating activities:
   Changes in assets and liabilities
      Decrease in accounts receivable                                                          28,849              35,523
      Decrease in inventories                                                                 301,842             266,919
      Decrease in other receivables                                                           161,716             136,103
      (Increase) in prepaid expenses                                                          (12,497)            (37,501)
      (Increase) decrease in other non-current assets                                            (891)                  -
      Increase in accounts payable                                                              3,513               1,012
      (Decrease) in accrued expenses                                                          (98,774)            (83,496)
      Increase in Due to FTS - Underpayment                                                    83,543               8,776
                                                                                        _____________       _____________
         Net cash provided by operating activities                                            390,372             592,124
                                                                                        _____________       _____________

Cash Flows from Investing Activities:
   Acquisitions of merchant accounts, net of attrition                                        (62,842)            (72,487)
   Purchase of property and equipment                                                         (36,459)                  -
   Payments received toward notes receivable                                                        -               6,340
                                                                                        _____________       _____________
         Net cash (used in) investing activities                                              (99,301)            (66,147)
                                                                                        _____________       _____________

Cash Flows from Financing Activities:
   Payment on notes payable                                                                         -             (42,613)
   Noncash advances from line of credit, related party                                         53,137             120,246
   Payment on line of credit, related party                                                  (945,749)           (858,264)
   Proceeds from line of credit, related party                                                620,000             620,000
   Payment on notes payable, related party                                                          -            (400,000)
   Proceeds from common stock subscribed                                                            -                 250
                                                                                        _____________       _____________
         Net cash (used in) financing activities                                             (272,612)           (560,381)
                                                                                        _____________       _____________
         Net increase in cash                                                                  18,459             (34,404)
                                                                                        _____________       _____________
Cash, beginning of period                                                                      91,404             126,149
                                                                                        _____________       _____________
Cash, end of period                                                                     $     109,863       $      91,745
                                                                                        =============       =============


     See Accompanying Notes to Condensed Consolidated Financial Statements.







             INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)


                                                                                                NINE MONTHS ENDED
                                                                                        _________________________________
                                                                                        SEPTEMBER 30,       SEPTEMBER 30,
                                                                                            2009                2008
                                                                                        _____________       _____________

SUPPLEMENT DISCLOSURE OF CASH
   FLOW INFORMATION
      Cash paid for interest                                                            $      23,809       $      51,338
      Cash paid for income taxes                                                        $           -       $           -


NON-CASH INVESTING AND FINANCING TRANSACTIONS
   Inventory purchased from line of credit, related party                               $     298,475       $     253,406

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K. Operating results for the period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

ACCOUNTING POLICIES

FAIR VALUE ACCOUNTING

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

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

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING GUIDANCE

ADOPTED

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board ("FASB") to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The

FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

In April 2009, the FASB issued authoritative guidance for "Interim Disclosures about Fair Value of Financial Instruments," which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures to be in summarized financial information at interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance in the second quarter of 2009 and it did not have a material impact on the financial statements.

In April 2009, the FASB issued authoritative guidance for the "Recognition and Presentation of Other-Than-Temporary Impairments" in order to make existing guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The Company adopted this guidance in the second quarter of 2009 and it did not have a material impact on the financial statements.

In April 2009, the FASB issued authoritative guidance for "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This guidance provides additional direction for estimating fair value in accordance with established guidance for "Fair Value Measurements," when the volume and level of activity for the asset or liability have significantly decreased. This guidance also includes direction on identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this guidance in the second quarter of 2009 and it did not have a material impact on the financial statements.

In June 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance applies to both interim financial statements and annual financial statements and is effective for interim or annual financial periods ending after June 15, 2009. This guidance does not have a material impact on our financial statements.

ISSUED

In June 2009, the FASB issued authoritative guidance for "Accounting for Transfers of Financial Assets," which eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt this guidance in fiscal 2010 and does not expect that the adoption will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued authoritative guidance amending existing guidance. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt this guidance in fiscal 2010. The Company does not expect that the adoption will have a material impact on the consolidated financial statements.

NOTE 2. OTHER RECEIVABLES

At September 30, 2009, and December 31, 2008, other receivables consisted of the following:

                                       SEPTEMBER 30,       DECEMBER 31,
                                           2009                2008
                                       _____________       ____________

     Merchant residuals receivable       $ 76,180           $ 226,717
     Other receivables                     17,735              28,914
                                       _____________       ____________
        Total                            $ 93,915           $ 255,631
                                       =============       ============

Other receivables are split between residuals due from commissions earned from merchant account transactions and employee advances with a $15,000 advance having been made to our top sales rep. The commission receivables decreased approximately $150,537 due to reduced sales by merchants caused by the recession. Our merchants experienced approximately a 16% decrease in sales between July 1 and September 30, 2009. Tighter credit policies have reduced the number of new accounts that we acquire, thereby increasing the quality of earnings by taking the most conservative forecast of the collectability of residuals.

NOTE 3. DUE TO FTS - UNDERPAYMENT

In June 2009, one of our residual sources notified us that between November 2008 and April 2009 they had undercharged us by $111,393. An agreement was reached whereby the vendor would deduct an additional $9,283 per month in fees over the next 12 months. The $111,393 was split with $72,757 being offset against the second quarter residual income and $38,636 (representing the November and December 2008 portion) was treated as Other Expense. At September 30, 2009 the outstanding balance payable was $83,545.

NOTE 4. SUBSCRIPTIONS

As of September 30, 2009, we have instructed our SEC counsel to finalize all necessary paperwork for the issuance of shares comprising the remaining $30,000 in our common stock subscription.

NOTE 5. FAIR VALUE ACCOUNTING

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                                      FAIR VALUE AT SEPTEMBER 30, 2009
                              _______________________________________________

                                TOTAL       LEVEL 1      LEVEL 2      LEVEL 3
                              _______________________________________________
Assets:
   Intangibles -
      Merchant Portfolios     $ 984,971     $     -     $ 984,971     $     -
                              _______________________________________________

                              $ 984,971     $     -     $ 984,971     $     -
                              ===============================================
Liabilities:
   Line of Credit,
      related party           $ 684,399     $     -     $ 684,399     $     -
                              _______________________________________________

                              $ 684,399     $     -     $ 684,399     $      -
                              ===============================================

NOTE 6. RELATED PARTY LINE OF CREDIT

The related party line of credit was renewed for an additional year at June 30, 2009, at a fee of $50,000.

NOTE 7. SUBSEQUENT EVENTS

Management evaluated all activity of the Company through November 16, 2009 (the issue date of the Financial Statements) and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

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

o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of September 30, 2009, and December 31, 2008.

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

OVERVIEW

We are a rapidly growing provider of credit and debit card-based payment processing services and Gift & Loyalty products to small merchants. As of September 30, 2009, we provided our services to numerous ISOs and thousands of merchants located across the United States. Our payment processing services enable our merchants to process traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone.

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

On January 16, 2003, we entered into a Plan and Agreement of Reorganization with International Card Establishment, Inc., a Nevada corporation, and its shareholders. International Card Establishment, Inc., a Nevada corporation, was incorporated on July 26, 2002. As part of the acquisition, reorganization in the form of a reverse merger, International Card Establishment, Inc. became our wholly-owned subsidiary, and there was a change of our control. Following the International Card Establishment, Inc. acquisition we changed our corporate name from iNetEvents, Inc. to International Card Establishment, Inc. and reverse split our outstanding shares of common stock on a one for two share basis.

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

REVENUE AND COST RECOGNITION

Substantially all of our revenues are generated from fees charged to merchants for card-based payment processing services. We typically charge these merchants a bundled rate, primarily based upon the merchant's monthly charge volume and risk profile. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each credit or debit transaction. We charge all merchants higher discount rates for card-not-present transactions than for card-present transactions in order to compensate ourselves for the higher risk of underwriting these transactions. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees and fees for other miscellaneous services, such as handling charge backs. We recognize discounts and other fees related to payment transactions at the time the merchants' transactions are processed. We recognize revenues derived from service fees at the time the service is performed. Related interchange and assessment costs are also recognized at that time.

In determining our revenue reporting we analyze the sales transaction for gross versus net revenue recognition as required by the Revenue Recognition Topic of the FASB ASC. Generally, where we have merchant portability, credit risk and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange fees paid to card-issuing banks and assessments paid to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are set by Visa and MasterCard and are based on transaction processing volume and are recognized at the time transactions are processed.

GOODWILL AND INTANGIBLES

Since 2005, we capitalize intangible assets such as the purchase of merchant and gift loyalty accounts from portfolio acquisitions (i.e., the right to receive future cash flows related to transactions of these applicable merchants) and, at least quarterly, amortize accounts at the time of attrition. Additionally, as required by the Intangibles - Goodwill and Other Topic of the FASB ASC on the valuation of Goodwill and Intangibles, we also hire an outside firm to complete an annual valuation to determine any impairment recognized in current earnings.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FAIR VALUE ACCOUNTING

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, Fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

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

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                                      FAIR VALUE AT SEPTEMBER 30, 2009
                              _______________________________________________

                                TOTAL       LEVEL 1      LEVEL 2      LEVEL 3
                              _______________________________________________
Assets:
   Intangibles -
      Merchant Portfolios     $ 984,971     $     -     $ 984,971     $     -
                              _______________________________________________

                              $ 984,971     $     -     $ 984,971     $     -
                              ===============================================
Liabilities:
   Line of Credit,
      related party           $ 684,399     $     -     $ 684,399     $     -
                              _______________________________________________

                              $ 684,399     $     -     $ 684,399     $      -
                              ===============================================

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

Results of operations consist of the following:

                        September 30,   September 30,    Difference   Difference
                            2009            2008             $            %
                        ________________________________________________________

Net Revenues             $ 1,394,161     $ 1,855,281     $(461,120)      (25)
Cost of Revenues             848,492       1,190,251      (341,759)      (29)
                        ________________________________________________________
Gross Profit                 545,669         665,030      (119,361)      (18)
Operating, General,
   and Administrative
   Costs                     557,062         666,150      (109,088)      (16)
                        ________________________________________________________

Net Operating Gain/
   (Loss)                $   (11,393)    $    (1,120)    $ (10,273)     (916)
                         =======================================================

Net revenues decreased by $461 from $1,855,281for the three months ended September 30, 2008, to $1,394,161 for the three months ended September 30, 2009, due mainly to the poor economy as well as continued attrition of merchant accounts and tighter credit policies. Residuals decreased by approximately $419,000. This decrease was due in part to the attrition of merchant accounts but the primary factor was the faltering economy which affected us in two ways. First, reduced merchant sales led directly to reduced residuals. Secondly, many small businesses closed shop last year due to the lagging economy. A number of merchants simply closed their doors and bank accounts, precluding us from even collecting their early termination fees. Equipment sales dropped by $95,500 but were offset by $53,400 in monthly fees collected through our new marketing model, introduced in January 2009, wherein merchants receive a "loaner" terminal as part of a total package for which they pay a flat monthly fee. Merchant attrition, caused by better offers from competitors as well as closing businesses, is a common aspect of our industry. However, we believe our new marketing models will help stop attrition to some extent. In the third quarter we saw a significant decline in attrition of merchant accounts, roughly 22% less than we had seen over the previous year.

The costs associated with the merchant account services decreased by approximately 29% or $341,759 primarily due to decreased costs associated with residual income as well as decreased commissions and equipment costs due to lower sales. Again, both residuals and sales were lower than in prior periods due to the sluggish economy.

General and administrative costs decreased by approximately 16% or $109,088 from $666,150 for the three months ended September 30, 2008, to $557,062 for the three months ended September 30, 2009. While there was cumulative decrease of approximately $133,450 for amortization, interest, office, payroll and bonus expenses, these were offset by a $22,900 combined increase in advertising, depreciation, insurance, interest and office expenses. An increase of $10,400 in advertising reflects expenses associated with the startup of the new LiftMySales program.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

Results of operations consist of the following:

                        September 30,   September 30,    Difference   Difference
                            2009            2008             $            %
                        ________________________________________________________

Net Revenues             $ 4,320,450     $ 5,742,195    $(1,421,745)     (25)
Cost of Revenues           2,701,022       3,678,128       (977,106)     (27)
                        ________________________________________________________
Gross Profit               1,619,428       2,064,067       (444,639)     (22)
Operating, General,
   and Administrative
   Costs                   1,835,960       1,975,082       (139,122)      (7)
                        ________________________________________________________
Net Operating Gain/
   (Loss)                $  (216,532)    $    88,985    $  (305,517)    (343)
                        ========================================================

Net revenues decreased by $1,421,745 from $5,742,195 for the nine months ended September 30, 2008 to $4,320,450 for the nine months ended September 30, 2009, due mainly to the poor economy as well as continued attrition of merchant accounts and tighter credit policies. Residuals decreased by approximately $1,281,500. This decrease was due primarily to the faltering economy, with merchant sales dropping approximately $2.26 million since January 2009. Equipment sales dropped by $222,900, due to the continued recession. This drop was offset by an increase of $76,500 in fees collected under our new marketing model, introduced in January 2009, wherein merchants receive a "loaner" terminal as part of a total package for which they pay a flat monthly fee. Merchant attrition, caused by better offers from competitors as well as closing businesses, is a common aspect of our industry. However, we believe our new marketing model has helped slow attrition to some extent. This is reflected by the fact that we boarded more new accounts in both July and September than were cancelled.

The costs associated with the merchant account services decreased by approximately 27% or $977,106 due primarily to $897,700 in decreased costs associated with residual income as well as $54,860 in decreased commissions and $24,543 in equipment costs due to lower sales. Again, both residuals and sales were lower than in prior periods due to the sluggish economy.

General and administrative costs decreased by approximately 7% or $139,122 from $1,975,082 for the nine months ended September 30, 2008, to $1,835,960 for the nine months ended September 30, 2009. While there was cumulative decrease of approximately $222,034 for amortization, auto, consulting, interest, insurance, legal & professional fees, office and payroll expenses, these were offset by a $44,252 combined increase in advertising, depreciation, salaries, office rent and state taxes and the additional $38,600 of undercharged residual fees for November and December 2008. An increase of $53,324 in advertising reflects expenses associated with the startup of the new LiftMySales program.

LIQUIDITY AND CAPITAL RESOURCES

We are currently seeking to expand our merchant services offerings in bankcard and gift and loyalty. In addition, we are investigating additional business opportunities and potential acquisitions; accordingly we will require additional capital to complete the expansion and to undertake any additional business opportunities.

                        September 30,   September 30,    Difference   Difference
                            2009            2008             $            %
                        ________________________________________________________

Cash                      $ 109,863       $  91,404      $  18,459        20
Accounts Payable and
   Accrued Expenses       $ 520,967       $ 616,229      $ (95,262)      (15)
Accounts Receivable,
   net                    $  15,891       $  22,572      $  (6,681)      (30)
Proceeds from sale
   of common stock        $       -       $     250      $    (250)     (100)%

We have financed our operations during the third quarter primarily through sales, the collection of accounts receivable, the use of our line of credit, and the use of cash on hand. As of September 30, 2009, we had total current liabilities of $1,288,911compared to $1,274,765 as of December 31, 2008. The increase in current liabilities is primarily due to the FTS fee underpayment.

Cash increased 20% from $91,404 at December 31, 2008, to $109,863 at September 30, 2009, due to decreased interest and salaries expenses.

As of September 30, 2009, our accounts receivable, net decreased to $15,891 compared to $22,572 at December 31, 2008. The relating allowance for doubtful accounts decreased $22,169 from $50,178 at December 31, 2008, to $28,009 as of September 30, 2009, because of continued strong controls on cash collections and collection of several past due accounts.

We had no equity issuances in the first, second or third quarters of 2009.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including William Lopshire, the Company's Chief Executive Officer ("CEO") and Candace Mills, the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine months ended September 30, 2009. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine month period ended September 30, 2009. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the nine months ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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


Date: November 16, 2009


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