Form 10-K
period 2009-12-31
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2010-03-31
CIK 1156337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the Fiscal Year Ended: December 31, 2009

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

Issuer’s telephone number: (866) 423-2491

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

Based on the closing price of December 31, 2009, the aggregate market value of common stock held by non-affiliates of the registrant was $987,579.

The number of common shares outstanding of the registrant was 35,873,703 as of March 31, 2010.

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

In January 2009 we began a new month-to-month “rental” (“LiftMySales”) program. The first sales under this program were booked in February 2009. Under this program, there is no long-term contract and the merchant pays an all inclusive fee for the loan of a terminal and monthly fees for all services. These services have been expanded to include assistance to the merchant in marketing their company including on-line “coupon” and sales tools. This program is being marketed under the LIFT name. A video detailing the program is available at www.liftmysales.com. Under this program, the merchant is provided a “loaner” terminal.
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

GROWTH IN CARD-NOT-PRESENT TRANSACTIONS. Market researchers expect dramatic growth in card-not-present transactions due to the rapid growth of the Internet. US online retail reached $175 billion in 2007 in the USA and is projected to grow to $335 billion by 2012, as forecasted by Forrester Research, Inc. This growth is based on two primary factors:

•           continued shift of sales away from stores and to online and catalog purchases, and
•           online shoppers appear to be effected less by the current economic client.

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

•
MATRIXX - the NEOS proprietary host manages the processing functions to include transaction posting, reporting, inquiry and statement issuance of all gift and loyalty related transactions. The host system resides at an external third party hosting facility with a redundant backup at the corporate offices in Camarillo, California.

•
POS TERMINAL APPLICATION SOFTWARE - proprietary software allows up to eight standard variations of gift and loyalty to facilitate various key market criteria and I.D. verification capable of reading line three of a magnetic-stripe card.

•
CHIP LEVEL (SMART CARD) OPERATING SYSTEM - an application that mirrors ongoing transaction data and stores customer specific or merchant specific information to assist I.D., buying trends, demographics, etc.

•
VIRTUAL MERCHANT DATABASE - at minimum, merchants can retrieve real-time information about customer purchases, sales patterns, contribution amounts, gift and loyalty activity, balances, etc. Also known as Loyalty Management Database and/or Merchant Data Center.

NEOS' Hardware "Gift and Loyalty" products are:

•	POS TERMINALS - VeriFone 3750, VeriFone VX570, VeriFone and Schlumberger pin pads, and Schlumberger/AxaltoMagiC 6000 and 6100.

•
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

In addition, most major retail gift and return programs are magnetic stripe based, requiring each transaction to dial to a host just as a credit card authorization or debit transaction. Each transaction creates a communication or access fee, a "per transaction fee". The cost associated with this "per transaction fee" is the primary reason that loyalty programs have experienced limited use. The NEOS solution performs the entire gift and loyalty transaction at the terminal level and posts the transaction data on the terminal for once-a-day batch processing to the host and posts to the smart card as well, eliminating fraud. NEOS, in most instances, charges a fixed monthly fee for unlimited transactions. The magnetic stripe solution averages $.15 to $.25 per transaction. For instance, loyalty in one location, a coffee could perform 300 loyalty transactions a day or approximately 9,000 transactions a month for a monthly transaction cost of between $1,350 and $2,250. This is the first technology that brings gift and loyalty to one card and makes it affordable for small, medium and large tier retailers. Gift and loyalty product is considered a value-added lead product and possesses a high retention characteristic in the small to medium enterprise ("SME") segment over traditional payment processing solutions. Payment processing has become a commodity, which has eroded profitability and made retention of customers an increasingly difficult task. Recognizing the merchant retention benefits of "Gift and Loyalty" and the merchant benefit of integrating other electronic payment transactions options onto one platform gives NEOS a significant strategic and competitive advantage at the point of sale. Leveraging these electronic payment transactions options provide the merchant real value enhancement from a consolidation of system and support. We believe our future value will be based on four primary variables: our proprietary technology, "Gift and Loyalty" revenue, payment processing revenue and the combined "Gift and Loyalty" and credit card merchant portfolios.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements Or Labor Contracts, Including Duration

As of December 31, 2009, we have no patents, trademarks, franchises, concessions, royalty agreements or labor contracts.

Employees

As of December 31, 2009, we had 22 full-time and 2 part time employees. Management believes that its relationship with its employees is excellent. None of our employees are members of a collective bargaining unit.

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

RISKS RELATING TO OUR BUSINESS

WE HAVE A HISTORY OF OPERATING LOSSES AND WILL NEED TO GENERATE SIGNIFICANT REVENUES TO ACHIEVE OR MAINTAIN OUR PROFITABILITY.

Since inception, we have been engaged in activities relating to the establishment of our payment processing business and developing a portfolio of merchant accounts to grow our business, both of which require substantial capital and other expenditures. As a result, we have not sustained profitability, and may continue to incur losses in the future. We had a net loss of $259,340 and a net income of $64,323 for the years ended December 31, 2009 and 2008, respectively. We expect our cash needs to increase significantly for the next several years as we:

•	continue to expand our outside agent sales force;

•	increase awareness of our services; to expand our customer support and service operations;

•	hire additional marketing, customer support and administrative personnel; and

•	implement new and upgraded operational and financial systems, procedures and controls.

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

Changes to existing laws or the passage of new laws could, among other things:

•	create uncertainty in the marketplace that could reduce demand for our services;

•	limit our ability to collect and to use merchant and cardholder data;

•	increase the cost of doing business as a result of litigation costs or increased operating costs; or

•	in some other manner have a material adverse effect on our business, results of operations and financial condition.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 4.                 Reserved

PART II

ITEM 5.                 Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

(a)      Market Information.

The Company's common stock is currently traded on the Over-the-Counter ("OTC") Bulletin Board System under the symbol "ICRD." The following table sets forth the trading history of the common stock on the OTC Bulletin Board for each quarter of fiscal years ended December 31, 2009 and 2008, as reported by Stockhouse.com.

		High	Low
2009
	First Quarter	0.06	0.03
	Second Quarter	0.14	0.03
	Third Quarter	0.04	0.02
	Fourth Quarter	0.03	0.02

2008
	First Quarter	0.15	0.07
	Second Quarter	0.105	0.055
	Third Quarter	0.07	0.031
	Fourth Quarter	0.05	0.021

As of December 31, 2009, there are 84 shareholders of record of the Company's common stock.

Capital Stock

We are authorized to issue 100,000,000 shares of common stock $0.0005 par value and 10,000,000 shares of preferred stock at $0.01 par value. As of December 31, 2009, there were 35,873,703 common shares and 54,000 preferred shares issued and outstanding. All shares of common stock outstanding are validly issued, fully paid and non-assessable.

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

•
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

•
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

•	Voting Rights: None

•
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

•
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

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Sercurities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)

Equity compensation plans approved by security holders	4,428,000	$0.22	572,000

Equity compensation plans not approved by security holders	3,074,000	$0.15	-0-

Total	7,502,000	$0.19	572,000

ITEM 6.                 Selected Financial Data

Not Applicable.

ITEM 7.                 Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Our Management, Discussion and Analysis ("MD&A") is provided as a supplement to our audited financial statements to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A section is organized as follows:

•
Overview. This section provide a general description of the Company's business, as well as recent developments that we believe are important in understanding our results of operations as well as anticipating future trends in our operations.

•
Critical Accounting Policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent assets and liabilities.

•
Results of Operations. This section provides an analysis of our results of operations for the year ended December 31, 2009 ("Fiscal 2009") compared to the year ended December 31, 2008 ("Fiscal 2008"). A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

•	Liquidity and Capital Resources. This section provides an analysis of our financial condition and cash flows as of and for the year ended December 31, 2009.

Overview

We are in the business of providing merchant payment processing services and custom branded gift and loyalty card products to the small medium enterprise (“SME”) segment of the merchant marketplace. As of December 31, 2009, we provided our services to thousands of merchants located across the United States. Our payment processing services enable merchants to process traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone. Our proprietary Gift and Loyalty product allows merchants to issue custom branded gift and loyalty cards.

Most of our SME merchants are traditional physical “brick-and-mortar” businesses. Our merchants represent a diverse range of industries including restaurants, spas and salons, automotive repair and service, golf courses, home decor, sporting goods, car washes, gas stations, clothing stores and general retail.

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

Management believes that a majority of the Company’s new sales will come from the gift and loyalty segment of our business.

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

We follow the FASB ASC Principle Agent Considerations Topic in determining our revenue reporting. Generally, where we have merchant portability, credit risk and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are set by Visa and MasterCard and are based on transaction processing volume and are recognized at the time transactions are processed.

Goodwill and Intangibles

We capitalize intangible assets such as the purchase of merchant and gift loyalty accounts from portfolio acquisitions (i.e., the right to receive future cash flows related to transactions of these applicable merchants) and, at least quarterly, amortize accounts at the time of attrition. Additionally, under the provisions of the FASB ASC Intangibles – Goodwill and Other Topic, at least annually, the Company performs a census of merchant accounts received in such acquisitions, analyzing the expected cash flows, and adjusts the intangible asset accordingly to the lower of cost or market.

Results of Operations for the Year Ended December 31, 2009 Compared with the Year Ended December 31, 2008

Results of operations consist of the following:

	December 31, 2009	December 31, 2008	Difference	Difference
			$	%

Net Revenues	$5,836,785	$7,599,557	$(1,762,772)	(23)
Cost of Revenues	3,550,256	4,722,398	(1,172,142)	(25)

Gross Profit	2,286,529	2,877,159	(590,630)	(21)
Operating, General,
and Administrative Costs	2,466,880	2,743,513	(276,633)	(10)

Net Operating Gain/(Loss)	$(180,351)	$133,646	$(313,997)	(235)

Net revenues decreased by $1,762,772 or 23% from $7,599,557 to $5,836,785 due mainly to the poor economy as well as continued attrition of merchant accounts. Residuals decreased by approximately $1.7 million. This decrease was due in part to the attrition of merchant accounts but the primary factor was the faltering economy which affected us in two ways. First, reduced merchant sales led directly to reduced residuals. Secondly, many small businesses closed shop last year due to the lagging economy. A number of merchants simply closed their doors and bank accounts, precluding us from even collecting their early termination fees. Sales in our traditional markets dropped by approximately $293,560 but were offset sales in the Month-to-Month program of $149,280. This program has been attractive to merchants since they are not required to make a long term commitment and we provide them technological marketing tools not previously available to them. Merchant attrition, caused by better offers from competitors as well as closing businesses, is a common aspect of our industry. However, we believe our new marketing models will help stop attrition to some extent. The gain in Month to Month sales was enhanced by an increase of $80,400 in card sales. The decrease in cost of revenues of $1,172,142 or 25% from $4,722,399 to $3,550,256 is directly related to a comparable decrease in revenues.

Operating, general and administrative costs decreased by $276,633 or 10% from $2,743,513 to $2,466,880. The largest portion of this decrease was payroll expense of approximately $245,700. This reduction was due to a reduced work force and a reduction in accrual of executive bonuses which are based on EBIDA. Additional payroll related reductions included $12,000 for insurance and $8,200 in auto expenses for in-house sales reps. The amortization expense was reduced by $42,350 due to slowed attrition of the portfolio. Other major decreases in expenses were a $10,200 reduction in consulting fees resulting from bringing work in-house, $10,760 for professional and legal fees, a $7,500 decrease in office expenses, a $7,900 equipment lease reduction resulting from completed leases and $10,000 reduction in state taxes. With the implementation of the new Month-to-Month program in February 2009 we began allocating equipment to fixed assets and depreciating the equipment over a 36 month period for an approximate $16,700 increase of depreciation expense.  In addition, we had an $61,820 increase in marketing expenses for the new month-to-month program.

The change in position of cash, accounts payable and accrued expenses, and accounts receivable consist of the following:

	December 31, 2009	December 31, 2008	Difference	Difference
			$	%

Cash	$40,153	$91,404	$(51,251)	(56)
Accounts Payable and
Accrued Expenses	$570,819	$616,229	$(45,410)	(7)
Accounts Receivable, net	$5,296	$22,572	$(17,276)	(77)

Cash decreased by approximately $51,251 or 56% from $91,404 to $40,153 due primarily reduced residual income and the repayment of the underbilling by a primary residual source.

Accounts Payable and Accrued Expenses decreased by $45,410 or 7% from $616,229 to $570,819 primarily due to the payoff of outstanding debts including the related party note payable.

Accounts Receivable fell by $17,276 or 77% from $22,572 to $5,296 due primarily to tighter credit policies and adherence to a cash collection policy of cash received prior to shipping. All new Month-to-Month agreements are paid in full up front. With the decline in leases we have fewer sales in which full payment is not collected up front. This is also accounted for by standard fluctuation of outstanding lease invoices where we have been guaranteed payment by the lease company upon installation at the merchant’s location.

Management believes that it is moving toward sustained profitability. We plan to sustain profitability and meet cash flow needs going forward as follows:

•
Management believes that the increase in income we have experienced through the Month-to-Month program will continue. We feel this is possible by pursuing external growth by constantly expanding our independent agent base and utilizing our proprietary Gift & Loyalty platform to reach an even greater number of merchants through value-added products.

•	Continued cost control through tight credit policies.

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

We have financed our operations during the year primarily through the receipt of proceeds of $712,000 from our line of credit with a related party and use of cash on hand. In 2008 we paid down all outstanding debt and the related party note payable. At this time our only outstanding debt consists of our related party line of credit and we have no capital purchases planned at this time. We believe that we will be able to meet all cash needs with the use of cash on hand during 2009.

We had $40,153 cash on hand as of December 31, 2009 compared to $91,404 cash on hand as of December 31, 2008. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and planned expansion. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

ITEM 7A.                      Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

ITEM 8.                 Financial Statements and Supplementary Data

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders'
of International Card Establishment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of International Card Establishment, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Card Establishment, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

MENDOZA BERGER & COMPANY, LLP

Irvine, California
March 31, 2010

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008

ASSETS

CURRENT ASSETS
Cash	$40,153	$91,404
Accounts receivable, net of allowance of $17,721 and $50,178 at December 31, 2009 and 2008, respectively	5,296	22,572
Note receivable, net of allowance of $50,000 at December 31, 2009 and 2008, respectively	-	88
Inventory	57,529	76,394
Other receivables	194,422	255,631
Prepaid assets	25,000	25,003
Total current assets	322,400	471,092

FIXED ASSETS, net of accumulated depreciation of $2,999,836 and $2,983,007 at
December 31, 2009 and 2008, respectively	42,719	-
INTANGIBLE ASSETS	1,405,026	1,579,378
GOODWILL	87,979	87,979
OTHER NON-CURRENT ASSETS	117,576	116,685

Total assets	$1,975,700	$2,255,134

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$39,141	$22,915
Accrued expenses	531,677	593,312
Due to FTS - Underpayment	55,697	-
Line of credit, related party	628,154	658,536
Total current liabilities	1,254,669	1,274,763

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock; $0.01 par value; 10,000,000 shares authorized, 54,000 shares
issued and outstanding at December 31, 2009 and 2008, respectively	540	540
Common stock; $0.0005 par value; 100,000,000 shares authorized,
35,873,703 shares issued and outstanding at December 31, 2009
and 2008, respectively	17,937	17,937
Common stock subscribed	30,000	30,000
Additional paid-in capital	19,628,401	19,628,401
Accumulated deficit	(18,955,847)	(18,696,507)
Total stockholders' equity	721,031	980,371

Total liabilities and stockholders' equity	$1,975,700	$2,255,134

See Accompanying Notes to Consolidated Financial Statements. 24

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2009	December 31, 2008

Revenues:
Merchant services revenues	$5,355,851	$6,985,598
Equipment sales	506,182	645,085
Less: sales returns and allowances	(25,248)	(31,126)
Net revenue	5,836,785	7,599,557

Cost of revenues:
Commissions	625,379	731,923
Cost of sales	2,838,904	3,845,668
Cost of sales - equipment	85,973	144,807
Cost of revenue	3,550,256	4,722,398

Gross profit	2,286,528	2,877,159

Operating, general and administrative expenses	2,466,880	2,743,513

Net operating income (loss)	(180,351)	133,646

Non-operating income (expense):
Interest income	1	94
Interest (expense)	(41,735)	(69,417)
Gain on Sale of Fixed Assets	1,381	-
Other Expense – FTS	(38,636)	-
Total non-operating income (expense)	(78,989)	(69,323)

Net income (loss) before provision for income taxes:	(259,340)	64,323
Income tax benefit (provision)	-	-
Net income (loss)	$(259,340)	$64,323

Earnings per share - basic	$(0.01)	$0.00

Earnings per share - diluted	$(0.01)	$0.00

Weighted average number of shares of common stock outstanding - basic	35,873,703	35,499,850

Weighted average number of shares of common stock outstanding - diluted	35,873,703	35,764,556

See Accompanying Notes to Consolidated Financial Statements. 25

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Common Stock Subscribed	Accumulated Deficit	Total

Balance, December 31, 2007	54,000	$ 540	35,286,449	$17,643	$19,544,354	$ 100,064	$(18,760,830)	$901,771

Stock based compensation	-	-	-	-	14,027	-	-	14,027
Stock for services	-	-	250,000	125	125	-	-	250
Common Stock subscribed released	-	-	337,254	169	69,895	(70,064)	-	-
Net income, December 31, 2008	-	-	-	-	-	-	64,323	64,323
Balance, December 31, 2008	54,000	$ 540	$35,873,703	$17,937	$19,628,401	$ 30,000	$(18,696,507)	$ 980,371

Net loss, December 31, 2009	-	-	-	-	-	-	$ (259,340)	$(259,340)
Balance, December 31, 2009	54,000	$ 540	35,873,703	$17,937	$19,628,401	$ 30,000	$(18,955,847)	$ 721,031

See Accompanying Notes to Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2009	December 31, 2008
Cash Flows from Operating Activities:
Net (loss) income	$(259,340)	$64,323

Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation	16,972	-
Gain on sale of fixed assets	(1,381)	-
Write off of cancelled merchant accounts	284,900	327,250
Allowance for doubtful accounts, other receivables and accrued interest income, net of bad debt recoveries	(32,456)	(26,015)
Compensation for stock awards	-	14,027
Write off of software consulting originally capitalized as fixed asset	-	6,320

Changes in assets and liabilities:
Decrease in accounts receivable	49,731	30,503
Decrease in inventories	381,968	394,820
Decrease in other receivables	61,209	13,148
(Increase) decrease in prepaid expenses	3	(25,003)
(Increase) decrease in other non-current assets	(891)	1,012
(Decrease) in accounts payable	16,227	(83,480)
Increase (decrease) in accrued expenses	(61,636)	80,333
Increase (decrease) in Due to FTS - Underpayment	55,697	-

Net cash provided by operating activities	511,003	797,238

Cash Flows from Investing Activities:
Acquisitions, net of attrition	(110,547)	(86,328)
Proceeds from the sale of fixed assets	1,381	-
Payments received toward notes receivable	88	6,340

Net cash (used in) investing activities	(109,078)	(79,988)

Cash Flows from Financing Activities:
Payment on notes payable	-	(42,613)
Noncash advances from line of credit, related party	54,121	101,024
Payment on line of credit, related party	(1,219,297)	(1,060,656)
Proceeds from line of credit, related party	712,000	650,000
Payment on notes payable, related party	-	(400,000)
Proceeds from sale of common stock	-	250

Net cash (used in) financing activities	(453,176)	(751,995)

Net decrease in cash	(51,251)	(34,745)

Cash, beginning of period	91,404	126,149

Cash, end of period	$40,153	$91,404

See Accompanying Notes to Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

For the Years Ended
	December 31, 2009	December 31, 2008
SUPPLEMENT DISCLOSURE OF CASH
FLOW INFORMATION
Cash paid for interest	$ 38,945	$ 65,307
Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Inventory purchased from line of credit, related party	$ 422,793	$ 361,587
Common stock subscribed	$ -	$ 70,064
Recovery of bad debt	$ -	$ 149,232
Inventory reclassified to fixed assets	$ 59,691	$ -

See Accompanying Notes to Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
NOTES TO THECONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1.                 BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION

International Card Establishment, Inc. (the “Company”), a Nevada corporation, is a provider of diversified products and services to the electronic transaction processing industry, offering merchant accounts for the acceptance and processing of credit and debit cards, as well as a proprietary "smart card" based gift and loyalty program. The Company's Merchant Card Services division establishes "merchant accounts" for businesses that enable those businesses to accept credit cards, debit cards, and other forms of electronic payments from their customers; supplies the necessary card readers and other point-of-sale transaction systems; facilitates processing for the accounts; and, provides e-commerce solutions. Through its NEOS Subsidiary the Company also markets a proprietary "Smart Card"-based system that enables merchants to economically offer private label gift and loyalty cards - one of the fastest growing product categories in the industry.

As used in these Notes to the Consolidated Financial Statements, the terms the “Company”, “we”, “us”, “our” and similar terms refer to International Card Establishment, Inc. and, unless the context indicates otherwise its consolidated subsidiaries.  The Companies subsidiaries include NEOS Merchant Services (“NEOS”), a Nevada corporation, which provides smart card loyalty programs in an integrated vertical system for its customers, as well as other electronic payment services (merchant services);  International Card Establishment (“ICE”), which provides electronic payment services (merchant services); and INetEvents, Inc. (“INET”), a Delaware Corporation, which has been dormant since 2005.

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

CASH
All highly liquid investments with maturity of three months or less are considered to be cash equivalents. The company had no cash equivalents as of December 31, 2009 and 2008, respectively.

CONCENTRATIONS
The Company maintains cash balances at several financial institutions in California. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At December 31, 2009 and 2008 the Company had no accounts in excess of the $250,000 insured amount.

Due to the number of customers that we process credit card transactions for we are not dependant on a limited number of customers for the generation of revenues.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company estimates its accounts receivable risks and provides allowances for doubtful accounts accordingly. The Company believes that its credit risk for accounts receivable is limited because of its large number of customers and the relatively small account balances for most of its customers. Also, the Company’s customers are dispersed across different business and geographic areas. The Company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis. The evaluation includes historical loss experience, length of time receivables are past due, adverse situations that may affect a customer’s ability to repay and prevailing economic conditions. The Company makes adjustments to its allowance if the evaluation of allowance requirements differs from the actual aggregate reserve. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

INVENTORY
Inventories are stated at the lower of cost or market. Cost is determined using the first in, first out (FIFO) method. The Company's inventories consist primarily of electronic merchant processing machines. There were no reserves for slow moving or obsolete inventory at December 31, 2009 and 2008.

FIXED ASSETS
Furniture, fixtures and equipment are stated at cost less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis.

Estimated service lives of property and equipment are as follows:

Furniture and fixtures               3 years
Terminals              18 months
Equipment and machinery                  3 - 5 years
Software              5 years

INCOME TAXES
Income taxes are provided for using the liability method of accounting in accordance with the Income Taxes Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The computation of limitations relating to the amount of such tax assets, and the determination of appropriate valuation allowances relating to the realizing of such assets, are inherently complex and require the exercise of judgment. As additional information becomes available, we continually assess the carrying value of our net deferred tax assets.

FAIR VALUE
The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivables, net, accounts payable, and accrued expenses approximate their respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

GOODWILL AND INTANGIBLES
Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business acquisitions. In 2009 and 2008, the Company’s annual goodwill impairment test did not identify an impairment of these assets.

The Company capitalizes intangible assets such as the purchase of merchant and gift loyalty accounts from portfolio acquisitions (i.e., the right to receive future cash flows related to transactions of these applicable merchants) (See Note 4). At least annually, the Company performs a census of merchant accounts received in such acquisitions, analyzing the expected cash flows, and adjusts the intangible asset accordingly to the lower of cost or market. In 2009 and 2008, the Company purchased no merchant or gift card portfolios. The Company recognized direct write offs of $284,900 and $327,250 as of December 31, 2009 and 2008, which are included in Cost of Sales in the Statements of Operations.

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

We follow the FASB ASC Principle Agent Considerations Topic in determining our revenue reporting. Generally, where we have merchant portability, credit risk and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are set by Visa and MasterCard and are based on transaction processing volume and are recognized at the time transactions are processed.

ADVERTISING
Advertising costs are charged to operations as incurred. Advertising costs for the years ended December 31, 2009 and 2008 were $109,365 and $47,545, respectively.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING GUIDANCE

Adopted
On September 30, 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM  as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB no longer issues new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB issues Accounting Standards Updates. Accounting Standards Updates are not authoritative in their own right as they only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

In April 2009, the FASB issued authoritative guidance for “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures to be in summarized financial information at interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance in the second quarter of 2009 and it did not have a material impact on the financial statements.

In April 2009, the FASB issued authoritative guidance for the “Recognition and Presentation of Other-Than-Temporary Impairments” in order to make existing guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The Company adopted this guidance in the second quarter of 2009 and it did not have a material impact on the financial statements.

In April 2009, the FASB issued authoritative guidance for “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This guidance provides additional direction for estimating fair value in accordance with established guidance for “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This guidance also includes direction on identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this guidance in the second quarter of 2009 and it did not have a material impact on the financial statements.

In June 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance applies to both interim financial statements and annual financial statements and is effective for interim or annual financial periods ending after June 15, 2009. This guidance does not have a material impact on our financial statements.

Issued
In June 2009, the FASB issued authoritative guidance for “Accounting for Transfers of Financial Assets,” which eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt this guidance in fiscal 2010 and does not expect that the adoption will have a material impact on the consolidated financial statements.

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

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective on January 1, 2011. The Company has determined that the adoption of these changes will not have an impact on the consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

NOTE 2.                 ACCOUNTS RECEIVABLE

Accounts receivable is composed of all sales from our day to day business which includes credit card terminals, gift and loyalty sales and our Guardian replacement program. Management reserves all accounts over 90 days with the exception of the Guardian accounts which are accrued from date of shipment. Accounts receivable were $5,296 and 22,572, net of allowance of $17,721 and $50,178, at December 31, 2009 and 2008, respectively.

NOTE 3.                 NOTE RECEIVABLE

In the April 2007, we issued a note receivable for $50,000 to an independent third party.  This receivable bears no interest and is convertible to a maximum of 10% of the third party’s outstanding common stock in the event of default. Repayment was expected to begin in October of 2007; however, in September 2007, we fully allowed for the entire balance of this note as uncollectable. The holder of the note acknowledged the debt as a line item in its SEC filings as recently as September 30, 2008 and has failed to file any financial statements with the SEC since that date.

NOTE 4.                 OTHER RECEIVABLE

At December 31, 2009 and 2008, other receivables consisted of the following:

For the Years Ended
	December 31, 2009	December 31, 2008
Merchant residuals receivable	$ 163,118	$ 226,717
Other receivables	31,304	28,914
Total	$ 194,422	$ 255,631

Other receivables are split between residuals due on merchant account transactions, a funds pool flow through repayment and employee advances with $6,900 of a $15,000 advance made to our top sales rep outstanding. The residual receivables decreased approximately $63,599 due to reduced sales by merchants caused by the recession. Our merchants experienced approximately a 29% decrease in sales between December 31, 2008, and December 31,, 2009. Tighter credit policies have reduced the number of new accounts that we acquire, thereby increasing the quality of earnings by taking the most conservative forecast of the collectability of residuals.

NOTE 5.                 FIXED ASSETS

Fixed assets and accumulated depreciation consists of the following:

	For the Years Ended
	December 31, 2009	December 31, 2008

Furniture and fixtures	$14,750	$14,750
Equipment and machinery	197,805	138,257
Software	2,830,000	2,830,000
Subtotal	3,042,555	2,983,007
Accumulated Depreciation	(2,999,836)	(2,983,007)
	$42,719	$-

In 2009, the Company began a new program where new merchants are provided with loaner terminals for the life of their account. These terminals are recorded as Fixed Asset items and depreciated monthly. If a merchant closes their account and the terminal is returned prior to the end of the depreciation period, depreciation is stopped and the terminal is held for reissue. When the terminal is reissued, it is at the book value at the time of return and continues to depreciate from that point. Depreciation expense is $16,972 and $0 for the year ended December 31, 2009 and 2008, respectively.

NOTE 6.                 GOODWILL AND INTANGIBLE ASSETS

Goodwill and Intangible assets were purchased with the acquisition NEOS Merchant Solutions, Inc. The purchase price allocation at fair market values included values assigned to intangible assets and a portion allocated to goodwill. The Company has determined that the intangibles purchased have an indefinite useful life except as noted below.  The provisions of the FASB ASC Intangibles – Goodwill and Other Topic, require the completion of an annual impairment test with any impairment recognized in current earnings.

The Company obtained an outside appraisal to assist in the determination of any impairment in intangibles or goodwill for both 2009 and 2008.  We have determined that, at present, the NEOS tradename has an indefinite  life, which have been included in the Company’s annual impairment analysis.  In 2009 and 2008, the Company completed its impairment analysis that resulted in no impairment of goodwill being recognized.

The Company's intangible assets consisted of the following:

	December 31,
	2009	2008

Merchant portfolios	$970,026	$1,144,378
Tradename	435,000	435,000
Total intangible assets	$1,405,026	$1,579,378

Goodwill	$87,979	$87,979

NOTE 7.                 ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2009	2008

Accrued wages	$182,025	$284,311
Customer deposits	109,609	103,745
Accrued expenses, other	229,885	166,280
Accrued interest	6,899	4,109
Accrued sales tax	3,259	2,129
Reserve for chargebacks	-	32,738
	$531,677	$593,312

NOTE 8.                 DUE TO FTS - UNDERPAYMENT

In June 2009, one of our residual sources notified us that between November 2008 and April 2009 they had undercharged us by $111,393. An agreement was reached whereby the vendor would deduct an additional $9,283 per month in fees over the next 12 months. The $111,393 was split with $72,757 being offset against the second quarter residual income and $38,636 (representing the November and December 2008 portion) was treated as Other Expense. At December 31, 2009 the outstanding balance payable was $55,697.

NOTE 9.                 STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares of common shares with par value of $0.0005 and 10,000,000 shares of preferred stock with a par value of $0.01.

In 2008, the company has the following common stock transactions:

•	We had 183,000 stock options vest in 2008. We had no unvested stock options as of December 31, 2009, and 2008.
•	Issued 250,000 shares for services valued at $250, or $0.01 per share.
•	Issued $70,064 of common stock subscriptions.

Preferred Stock

Collectively, the Series A Convertible Preferred Stock contain the following features:

•
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

•
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

•	Voting Rights: None

•
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

•
Reservation of Stock Issuable Upon Conversion: The Corporation shall at all times reserve and keep available out of its authorized but unissued shares of common stock, solely for the purpose of effecting the conversion of the shares of the Series A Preferred Stock 15,000,000 shares of common stock.

The Company had no shares of preferred stock convert in 2009 and 2008, respectively.

Net Income (Loss) Per Common Share

Earnings per share is calculated in accordance with the Earnings per Share Topic of the FASB ASC. The weighted-average number of common shares outstanding during each period is used to compute basic earnings (loss) per share. Diluted earnings per share is computed using the weighted average number of shares plus dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss.

	For the Year Ended December 31, 2009
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income
Basic EPS:	$64,323
Income available to common stockholders	$64,323	35,499,850	$0.00

Options	-	-
Preferred shares	-	264,706

Diluted EPS:
Income available to common stockholders
plus assumed conversions	$64,323	35,764,556	$0.00

At December 31, 2009, the Company had a net loss, which resulted in no dilution of any common stock equivalents, such as options or preferred shares

NOTE 10.                 STOCK OPTION PLAN

The Company’s 2003 Stock Option Plan (as amended) for Directors, Executive Officers, and Employees of and Key Consultants to the Company (the “Plan”), which is shareholder approved, permits the grant of share options and shares to its employees for up to 10,000,000 shares of common stock.  The Company believes that such awards better align the interests of its employees and key consultants with those of its shareholders.  Option awards are generally granted with an exercise price equal to market price of the Company stock at the date of grant, unless otherwise defined in the option agreement with the grantee.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table.  Expected volatilities are based on volatilities from the Company’s traded common stock since the acquisition of INetEvents, Inc. in July 2003.  The expected term of options granted is estimated at half of the contractual term as noted in the individual option agreements and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options.  There were no stock option grants in 2009.

2008
Expected volatility	212.88%
Weighted-average volatility	70.96%
Expected dividends	0
Expected term (in years)	4
Risk-free rate	4.013%

NOTE 10.                 STOCK OPTION PLAN - Continued

A summary of option activity under the Plan as of December 31, 2009 and 2008, respectively, and changes during the periods then ended are presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	7,430,000	$ 0.19	3.5	$ 1,079,811
Granted	74,000	$ 0.15
Exercised	-	-
Forfeited or expired	(2,000)	$ 0.15		(153)
Outstanding at December 31, 2008	7,502,000	$ 0.19	3.5	$ 1,079,658
Exercisable at December 31, 2008	7,502,000	$ 0.19	3.5	$ 1,079,658
Outstanding at December 31, 2009	7,502,000	$ 0.19	3.5	$ 1,079,658
Exercisable at December 31, 2009	7,502,000	$ 0.19	3.5	$ 1,079,658

All options outstanding were fully vested as of December 31, 2009 and 2008.

NOTE 11.                      INCOME TAXES

The consolidated provision for federal and state income taxes for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008

Current – State	$-	$2,400
Current – Federal	-	-
Deferred – State	40,121	(48,500)
Deferred – Federal	158,849	(192,000)
Valuation allowance	(198,970)	238,100

Income tax provision (benefit)	$-	$-

There were no amounts paid for federal income taxes during the years ended December 31, 2009 and 2008.

The income tax provision differs from the expense that would result from applying statutory tax rates to income before taxes because of certain expenses that are not deductible for tax purposes and the effect of the valuation allowance.

NOTE 11.                      INCOME TAXES - Continued

As of December 31, 2009, the Company had federal net operating loss carryforwards of $11,921,028 that can be deducted against future taxable income.  These tax carryforward amounts expire as follows:

December 31, 2023	102,762
December 31, 2024	3,238,813
December 31, 2025	2,810,321
December 31, 2026	4,019,899
December 31, 2027	487,703
December 31, 2028	548,670
December 31, 2029	712,860

Total	$11,921,028

However, such carry forwards are not available to offset federal alternative taxable income.  Internal Revenue Code Section 382 imposes limitations on our ability to utilize net operating losses if we experience an ownership change and for the NOL’s acquired in the acquisitions of subsidiaries.  An ownership change may result from transactions increasing the ownership of certain stockholders in the stock of the corporation by more than 50 percentage points over a three-year period.  The value of the stock at the time of an ownership change is multiplied by the applicable long-term tax exempt interest rate to calculate the annual limitation.  Any unused annual limitation may be carried over to later years.

The state operating losses will expire between 2012 and 2019 if not utilized.

The Company accounts for income taxes in accordance with the Income Taxes Topic of the FASB ASC, whereby deferred taxes are provided on temporary differences arising from assets and liabilities whose bases are different for financial reporting and income tax purposes.  Deferred taxes are attributable to the effects of the following items:

•
Differences in calculating depreciation on property, plant and equipment, differences in calculating amortization and/or impairments on intangible assets, allowance for bad debt, and tax loss carry forwards.

The Company’s total deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008

Deferred tax asset - current	$-	$-
Deferred tax asset – non current	5,226,179	5,397,000
Total deferred tax asset	5,226,179	5,397,000

Deferred tax liability - current	-	-
Deferred tax liability – non current	(198,970)	(241,000)
Total deferred tax liability	(198,970)	(241,000)

Current deferred tax asset (liability)	-	-
Non current deferred tax asset (liability)	5,027,209	5,156,000
Net deferred tax asset (liability)	5,027,209	$5,156,000

Valuation allowance	(5,027,209)	(5,156,000)

Net deferred tax asset (liability)	$-	$-

NOTE 11.                      INCOME TAXES – Continued

Deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The valuation allowance decreased $111,255 and increased $265,668 during the years ended December 31, 2009 and 2008 respectively, based upon management’s expectation of future taxable income.  The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the net deferred tax asset will be recognized in the future. Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

	December 31, 2009	December 31, 2008

Statutory federal tax (benefit) rate	(35.00)%	(35.00)%
Statutory state tax (benefit) rate	(8.84)%	(8.84)%
Effective income tax rate (net)	(43.84)%	(43.84)%

Valuation allowance	43.84%	43.84%
Effective income tax rate	0.00%	0.00%

The Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company has not accrued any additional interest or penalties. No tax benefit has been reported in connection with the net operating loss carry forwards in the consolidated financial statements as the Company believes it is more likely than not that the net operating loss carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount. Net operating loss carry forwards start to expire in 2019.

The Company files income tax returns in the United States federal jurisdiction.  With a few exceptions, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examination by tax authorities on tax returns filed before December 31, 2005. The Company will file its U.S. federal return for the year ended December 31, 2009 upon the issuance of this filing. The U.S. federal returns are considered open tax years for years 2006 - 2009. No tax returns are currently under examination by any tax authorities.

NOTE 12.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 30, 2006, the Company entered into an agreement for a revolving line of credit worth $1,000,000 with Worldwide Business Services Group to be used primarily for working capital.  The balance due on the line was $628,154 and $658,536 as of December 31, 2009 and 2008, respectively.  In the third quarter of 2006, the CEO of Worldwide Business Services Group became the Company’s General Manager.  Due to this, we have reflected the outstanding line of credit as related party.

Our Line of Credit with Worldwide Business Services Group matured on June 30, 2009.  The Line of Credit was renewed for one year during the second quarter of 2009 and now matures on June 30, 2010. The lender has stated its intention to renew the note for an additional one year period.

NOTE 13.                      COMMITMENTS AND CONTINGENCIES

In July 2006, the Company entered into another line of credit agreement with the same vendor for $2,000,000.  As of December 31, 2009, the Company has not drawn on the line of credit.

The Company is engaged in various non-cancelable operating leases for office facilities and equipment. Under the related lease agreements, the Company is obligated to make monthly payments ranging from $271 to $3,952 with expiration dates through January 2011.

Minimum future lease obligations for the five years immediately following the balance sheet date are as follows:

2010	$12,173
2011	10,803
Thereafter	-

Total future minimum lease commitments	$22,976

The company leases its facilities for a total of $5,877 per month.  Our current offices are located in Camarillo and Mission Viejo, California and Tampa, Florida. Total lease costs for the years ended December 31, 2009 and 2008 were $89,476 and $74,037, respectively.

NOTE 14. SUBSEQUENT EVENTS

Management evaluated all activity of the Company through March 31, 2010 (the issue date of the Financial Statements) and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

ITEM 9.                 Changes In And Disagreements With Accountants On Accounting Andfinancial Disclosure

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

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report On Internal Control Over Financial Reporting

The management of International Card Establishment, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2009, the Company's internal control over financial reporting is effective based on those criteria.

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

None.

PART III

ITEM 10.                      Directors, Executive Officers And Corporate Governance

The members of our board of directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors. Information as to our directors and executive officers is as follows:

Name	Age	Position

William Lopshire	47	Chief Executive Officer, Secretary and Director

Candace Mills	54	Chief Financial Officer

The principal occupation and business experience during the last five years for each of our directors and executive officers are as follows:

WILLIAM J. LOPSHIRE, Chief Executive Officer, Secretary, and a director. Mr. Lopshire co-founded International Card Establishment, Inc. with another individual in 2002, bringing 15 years of diversified experience in the fields of law, strategic planning, finance, securities, and technology. He was appointed to his present positions in January 2003. In 1989, Mr. Lopshire founded the law firm of Lopshire & Barkan (Woodland Hills, CA), specializing in corporate and securities law. Mr. Lopshire subsequently accepted a partnership in the law firm of Manning, Marder, Kass, Ellrod & Rameriz (Los Angeles, CA), where he specialized in corporate finance, securities law, mergers and acquisitions, and international business transactions. In 1999, Mr. Lopshire became a principal in a private equity group that invested in, and provided managerial support to, several developing companies in the U.S. and abroad with diverse interests ranging from automotive parts to software development. Mr. Lopshire graduated from Michigan State University in 1985, with a Bachelor of Arts degree in Business Administration/ Accounting; and earned his Juris Doctor degree from Pepperdine University School of Law in 1988. He is admitted to practice law in California and before the United States Tax Court. Mr. Lopshire also serves on the Board of Directors of LBO Capital Corp. In addition, Mr. Lopshire previously served on the Board of Directors for III DM, PLC in the United Kingdom.

We believe that the preceeding provides ample documentation of Mr. Lopshire's qualifications to serve on our Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

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

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•	had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

•
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Director Independence

Our board of directors has determined that currently none of it members  qualify as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200.

Leadership Structure

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to partially combine these roles. Due to the small size of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions partially combined.

The company currently has one full director, William Lopshire, who also serves as the company's Chief Executive Officer. The company is actively seeking other qualified individuals to serve on the Company's Board of Directors. At this time, the Company does not have Directors and Officers liability insurance which has been a deterring factor in seeking other qualified directors. The full director, as CEO of the company as actively involved in oversight of the company's day to day activities.

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

ITEM 11.                      Executive Compensation

The following tables set forth for the fiscal year indicated the compensation paid by our company to our Chief Executive Officer and other executive officers with annual compensation exceeding $100,000:

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William Lopshire Chief Executive Officer,Director	2009	126,923	58,925	0	0	0	0	0	185,848
	2008	122,308	57,476	0	0	0	0	0	179,784
	2007	116,769	93,320	0	76,649	0	0	0	286,738
Candace Mills Chief Financial Officer	2007	43,195	6,000	0	0	0	0	0	49,145
	2008	61,870	12,000	0	0	0	0	0	73,870
	2009	68,535	12,000	0	0	0	0	0	80,534
Kjell Nesen VP of Operations	2009	124,616	58,925	0	0	0	0	0	183,541
	2008	122,308	57,476	0	0	0	0	0	179,784
	2007	116,195	93,320	0	76,649	0	0	0	286,164
Dana Marlin General Manager	2009	126,923	58,925	0	0	0	0	0	185,848
	2008	122,308	57,476	0	0	0	0	0	179,784
	2007	116,769	93,320	0	76,649	0	0	0	286,738

Stock based compensation is accounted for using the Equity-Based Payments to Non-Employee Topic of the FASB ASC.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (	Market Value of Shares of Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares, Units or Other rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
William Lopshire	1,000,000	0	0	0.21	6-30-2015	0	0	0	0
	1,000,000			0.15	9-28-2012
Candace Mills	0	10,000	0	0.15	9-28-2012	0	0	0	0
Kjell Nesen	1,000,000	0	0	0.21	6-30-2015	0	0	0	0
	1,000,000			0.15	9-28-2012
Dana Marlin	1,000,000	0	0	0.21	6-30-2015	0	0	0	0
	1,000,000	0	0	0.15	9-28-2012

Option Grants In Last Fiscal Year

Officers, directors, and employees received option grants as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	7,430,000	$0.19	3.5	$1,079,811
Granted	74,000	$0.15
Exercised	-	-
Forfeited or expired	(2,000)	$0.15		(153)
Outstanding at December 31, 2008	7,502,000	$0.19	3.5	$1,079,658
Exercisable at December 31, 2008	7,502,000	$0.19	3.5	$1,079,658
Outstanding at December 31, 2009	7,502,000	$0.19	3.5	$1,079,658
Exercisable at December 31, 2009	7,502,000	$0.19	3.5	$1,079,658

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

(a) Security Ownership of Certain Beneficial Owners

The following table sets forth the security and beneficial ownership for each class of our equity securities for any person who is known to be the beneficial owner of more than five percent of the Company as of March 19, 2009:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common	Charles Salyer 555 Airport Way, Suite A Camarillo, CA 93010	2,250,000	6.38%

Common	Randy Simoneaux 555 Airport Way, Suite A Camarillo, CA 93010	2,224,793	6.30%

The total of our outstanding Common Shares as of March 31, 2010 are held by 85 shareholders of record.

 (b) Security Ownership of Management

The following table sets forth the ownership for each class of our equity securities owned beneficially and of record by all directors and officers of the Company as of March 19, 2010:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common	William Lopshire 555 Airport Way, Suite A Camarillo, CA 93010	1,600,000	4.53%

Common	Candace Mills 555 Airport Way, Suite A Camarillo, CA 93010	0	0%

Common	All Officers and Directors as a Group (Two (2) individuals)	1,600,000	4.53%

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

Our Line of Credit with Worldwide Business Services Group matured on June 30, 2009. The Line of Credit was renewed for one year during the third quarter of 2009 and now matures on June 30, 2010.

Related party bonuses paid during the years ended December 31, 2008 and 2007 totaled $0 and $0, respectively.

During the year ended December 31, 2006, the Company also purchased merchant portfolios from a related party for $1,040,000. Payments of $40,000 are required for 26 months. This note contains interest of 6% per annum. This is our Notes Payable, Related Party on our accompanying balance sheet and was $0 and $0 as of December 31, 2009 and 2008, respectively. No portfolios were purchased in 2008 or 2007 from the related party.

ITEM 14.                      Principal Accountant Fees And Services

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-K, and for other services normally provided in connection with statutory filings were $73,893 and $56,168, respectively, for the years ended December 31, 2009 and 2008.

Audit Related Fees

The Company did not incur any audited related fees and services not included Audit Fees above for the years ended December 31, 2009 or 2008.

All Other Fees

There were tax preparation fees of $2,293 and $11,805 billed for the fiscal years ended December 31, 2009 and 2008, respectively.

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

DATE: March 31, 2010

INTERNATIONAL CARD ESTABLISHMENT, INC.

BY :	/s/ WILLIAM LOPSHIRE

WILLIAM LOPSHIRE
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER),
SECRETARY AND DIRECTOR

BY :	/s/ CANDACE MILLS

CANDACE MILLS
CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING OFFICER)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ WILLIAM LOPSHIRE	CHIEF EXECUTIVE OFFICER,	March 31, 2010
SECRETARY AND DIRECTOR
WILLIAM LOPSHIRE

/s/ CANDACE MILLS	CHIEF FINANCIAL OFFICER	March 31, 2010

CANDACE MILLS