Form 10-Q
period 2010-03-31
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2010-05-17
CIK 1156337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2010.

OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 000-33129

INTERNATIONAL CARD ESTABLISHMENT, INC.

 (Exact Name of Registrant as Specified in its Charter)

Delaware	95-4581903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Airport Space Way, Suite A Camarillo, CA	93010
(Address of principal executive offices)	(Zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 17, 2010, there were 35,873,703 outstanding shares of the Registrant's Common Stock, $.0005 par value.

TABLE OF CONTENTS

PART I -

PART I
FINANCIAL INFORMATION
ITEM 1.                 FINANCIAL STATEMENTS

INTERNATIONAL CARD ESTABLISHMENT, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2010
INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$44,945	$40,153
Accounts receivable, net of allowance of $19,255 and $17,721 at March 31, 2010 and December 31, 2009, respectively	13,017	5,296
Note receivable, net of allowance of $50,000 at March 31, 2010 and December 31, 2009, respectively	-	-
Inventory	61,270	57,529
Other receivables	79,773	194,422
Prepaid assets	12,499	25,000

Total current assets	211,504	322,400

FIXED ASSETS, net of accumulated depreciation of $3,009,831and $2,999,836 at March 31, 2010 and December 31, 2009, respectively	38,403	42,719
INTANGIBLE ASSETS	1,359,946	1,405,026
GOODWILL	87,979	87,979
OTHER NON-CURRENT ASSETS	117,576	117,576

Total assets	$1,815,408	$1,975,700

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$53,867	$39,141
Accrued expenses	496,100	531,677
Due to FTS – Underpayment	27,848	55,697
Line of credit, related party	578,826	628,154

Total current liabilities	1,156,641	1,254,669

COMMITMENTS & CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Preferred stock; $0.01 par value; 10,000,000 shares authorized, 54,000 shares issued and outstanding at March 31, 2010, and December 31, 2009, respectively	540	540
Common stock; $0.0005 par value; 100,000,000 shares authorized, 35,873,703 shares issued and outstanding at March 31, 2010, and December 31, 2009, respectively	17,937	17,937
Common stock subscribed	30,000	30,000
Additional paid-in capital	19,628,401	19,628,401
Accumulated deficit	(19,018,111)	(18,955,847)

Total stockholders' equity	658,767	721,031

Total liabilities and stockholders' equity	$1,815,408	$1,975,700

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
(UNAUDITED)

	Three Months Ended
	March 31, 2010	March 31, 2009

Revenue:
Merchant services revenues	$1,071,882	$1,427,381
Equipment sales	145,948	99,065
Less: sales returns and allowances	(9,336)	(8,732)
Net revenue	1,208,494	1,517,714

Cost of revenue:
Commissions	103,440	140,305
Cost of sales	556,779	734,411
Cost of sales – equipment	20,289	25,465
Cost of revenue	680,508	900,181

Gross profit	527,986	617,533

Operating, general and administrative expenses:
General, administrative and selling expenses	506,924	578,634
Depreciation	10,108	645
Merchant portfolio attrition expense	65,450	95,550
Total operating, general and administrative expenses	582,482	674,829

Net operating loss	(54,496)	(57,296)

Non-operating income (expense):
Interest income	12	-
Interest (expense)	(9,770)	(10,240)
Gain on sale of fixed assets	1,990	-

Total non-operating income (expense)	(7,768)	(10,240)

Net loss before provision for income taxes	(62,264)	(67,536)

Provision for income taxes	-	-

Net loss	$(62,264)	$(67,536)

Earnings per share – basic, dilutive	$(0.00)	$0.00

Weighted average shares outstanding – basic, dilutive	35,873,703	35,873,703

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2010	March 31, 2009

Cash Flows from Operating Activities:
Net loss	$(62,264)	$(67,536)
Depreciation	10,108	645
Write off of cancelled merchant accounts	65,450	95,550
Allowance for doubtful accounts, other receivables and accrued interest income, net of bad debt recoveries	1,534	1,603
Gain on sale of fixed assets	(1,990)	-
Adjustments to reconcile net loss to cash provided by operatingactivities:
Changes in assets and liabilities
Decrease (Increase) in accounts receivable	(9,254)	5,733
Decrease in inventories	75,242	100,945
Decrease in other receivables	114,649	148,949
Decrease in prepaid expenses	12,501	12,498
Increase in accounts payable	14,727	18,052
(Decrease) in accrued expenses	(35,580)	(104,795)
(Decrease) in Due to FTS – Underpayment	(27,849)	-

Net cash provided by operating activities	157,274	211,644

Cash Flows from Investing Activities:
Acquisitions of merchant accounts, net of attrition	(20,370)	(17,784)
Purchase of property and equipment	-	(8,733)
Proceeds received from sale of equipment	2,685	-

Net cash used in investing activities	(17,685)	(26,517)

Cash Flows from Financing Activities:
Noncash advances from line of credit, related party	(3,411)	1,048
Payment on line of credit, related party	(331,386)	(410,509)
Proceeds from line of credit, related party	200,000	205,000

Net cash used in financing activities	(134,797)	(204,461)

Net increase in cash	4,792	(19,334)

Cash, beginning of period	40,153	91,404

Cash, end of period	$44,945	$72,070

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(CONTINUED)

	Three Months Ended
	March 31, 2010	March 31, 2009

SUPPLEMENT DISCLOSURE OF CASH
FLOW INFORMATION
Cash paid for interest	$10,647	$65,309

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Inventory purchased from line of credit, related party	$80,470	$106,324

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

The accompanying Condensed Consolidated Financial Statements of International Card Establishment, Inc. (the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Significant accounting policies disclosed therein have not changed except as noted below.

As used in these Notes to the Consolidated Financial Statements, the terms the “Company”, “we”, “us”, “our” and similar terms refer to International Card Establishment, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. The Company’s subsidiaries include NEOS Merchant Solutions (“NEOS”), a Nevada corporation, which provides smart card loyalty programs in an integrated vertical system for its customers, as well as other electronic payment services (merchant services); International Card Establishment (“ICE”), which provides electronic payment services (merchant services); and INetEvents, Inc. (“INET”), a Delaware Corporation, which has been dormant since 2005.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2009, Annual Report on Form 10-K. Operating results for the period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Recently Adopted and Recently Issued Accounting Guidance

In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance for "Accounting for Transfers of Financial Assets," which eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted this guidance for the period ended March 31, 2010, and determined that it does not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued authoritative guidance amending existing guidance. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company adopted this guidance for the period ended March 31, 2010. It does not have a material impact on the consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 to amend the disclosure requirements related to recurring and nonrecurring fair value measurements found in ASC Topic 820 “Fair Value Measurements and Disclosure”. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. The guidance became effective for the Company beginning January 1, 2010. The adoption of this guidance does not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09 which amends guidance on ASC Topic 855 “Subsequent Events”. This guidance alleviates potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

Issued

In October 2009, the FASB issued ASU 2009-13 which changes ASC Topic 506 “Revenue Recognition” for revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective on January 1, 2011. The Company has determined that the adoption of these changes will not have an impact on the consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

In January 2010, the FASB issued ASU 2010-06 to amend the disclosure requirements related to recurring and nonrecurring fair value measurements found in ASC Topic 820 “Fair Value Measurements and Disclosures”. The guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for the Company with the reporting period beginning July 1, 2011. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

Note 2. Other Receivables

At March 31, 2010, and December 31, 2009, other receivables consisted of the following:

	March 31, 2010	December 31, 2009
Merchant residuals receivable	$72,769	$163,118
Other receivables	7,004	31,304
Total	$79,773	$194,422

Other receivables are split between residuals due from commissions earned from merchant account transactions and employee advances with a $15,000 advance having been made to our top sales rep in 2009. A balance of $6,900 of this advance was outstanding at December 31, 2009 and $1,338 due at March 31, 2010 . Our merchants experienced approximately a 14% increase in sales between January 1 and March 31, 2010 with a resulting increase of approximately $11,801 in residuals receivable. Tighter credit policies have reduced the number of new accounts that we acquire, thereby increasing the quality of earnings by taking the most conservative forecast of the collectability of residuals. Additionally, merchants are charged an annual fee in December accounting for approximately $102,150 of the December 2009 residuals receivable.

Note 3. Due to FTS - Underpayment

In June 2009, one of our residual sources notified us that between November 2008 and April 2009 they had undercharged us by $111,393. An agreement was reached whereby the vendor would deduct an additional $9,283 per month in fees over the next 12 months. The $111,393 was split with $72,757 being offset against the second quarter residual income and $38,636 (representing the November and December 2008 portion) was treated as Other Expense. At March 31, 2010 the outstanding balance payable was $27,848.

Note 4. Subscriptions

As of March 31, 2010, we have instructed our SEC counsel to finalize all necessary paperwork for the issuance of shares comprising the remaining $30,000 in our common stock subscription.

Note 5. Fair Value Accounting

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at March 31, 2010
	Total	Level 1	Level 2	Level 3

Assets:
Intangibles – Merchant Portfolios	$924,946	$-	$924,946	$-

	$924,946	$-	$924,946	$-

Liabilities:
Line of Credit, related party	$578,826	$-	$578,826	$-

	$578,826	$-	$578,826	$-

Note 6. Subsequent Events

In April 2010 management negotiated the sale of one of its merchant card portfolios to the Company’s bank card processor in an unrelated party transaction. The Company received net proceeds of $761,510 from the transaction. The Company used the net proceeds from the sale of one of its merchant card portfolios to pay down its related party line of credit in the amount of $503,344.

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

Our Management, Discussion and Analysis ("MD&A") is provided as a supplement to our financial statements to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A section is organized as follows:

• EXECUTIVE SUMMARY, OVERVIEW AND DEVELOPMENT OF OUR BUSINESS. These sections provide a general description of the Company's business, as well as recent developments that we believe are important in understanding our results of operations as well as anticipating future trends in our operations.

• CRITICAL ACCOUNTING POLICIES. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent assets and liabilities.

• RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

• LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of March 31, 2010, and December 31, 2009.

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

OVERVIEW

We are a rapidly growing provider of credit and debit card-based payment processing services and Gift & Loyalty products to small merchants. As of March 31, 2010, we provided our services to numerous ISOs and thousands of merchants located across the United States. Our payment processing services enable our merchants to process traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone.

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

We follow the FASB ASC Principal Agent Considerations Topic in determining our revenue reporting. Generally, where we have merchant portability, credit risk and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange fees paid to card-issuing banks and assessments paid to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are set by Visa and MasterCard and are based on transaction processing volume and are recognized at the time transactions are processed.

GOODWILL AND INTANGIBLES

Since 2005, we capitalize intangible assets such as the purchase of merchant and gift loyalty accounts from portfolio acquisitions (i.e., the right to receive future cash flows related to transactions of these applicable merchants) and, at least quarterly, amortize accounts at the time of attrition. Additionally, as required by the Intangibles – Goodwill and Other Topic of the FASB ASC on the valuation of Goodwill and Intangibles, we also hire an outside firm to complete an annual valuation to determine any impairment recognized in current earnings.

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

The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

Results of operations consist of the following:

	March 31, 2010	March 31, 2009	Difference	Difference
			$	%

Net Revenues	$1,208,494	$1,517,714	$(309,220)	(20)
Cost of Revenues	680,508	900,181	(219,673)	(24)

Gross Profit	527,986	617,533	(89,547)	(15)
Operating, General,
and Administrative Costs	582,482	674,829	(92,347)	(14)

Net Operating Gain/(Loss)	$(54,496)	$(57,296)	$2,800	(5)

Net revenues decreased by $309,220 from $1,517,714 for the three months ended March 31, 2009, to $1,208,494 for the three months ended March 31, 2010, due mainly to the poor economy as well as continued attrition of merchant accounts and tighter credit policies. Residuals decreased by approximately $355,500. This decrease was due in part to the attrition of merchant accounts but the primary factor was the faltering economy which affected us in two ways. First, reduced merchant sales led directly to reduced residuals. Secondly, many small businesses closed shop last year due to the lagging economy. A number of merchants simply closed their doors and bank accounts, precluding us from even collecting their early termination fees. Equipment sales rose by $46,900. Merchant attrition, caused by better offers from competitors as well as closing businesses, is a common aspect of our industry. However, we believe our new marketing models have helped offset losses due to attrition to some extent. In the first quarter we saw a significant decline in attrition of merchant accounts, roughly 31% less than in the first quarter of 2009.

The costs associated with the merchant account services decreased by approximately 24% or $219,673 primarily due to decreased costs associated with residual income as well as decreased commissions and equipment costs due to lower sales. Again, both residuals and sales were lower than in prior periods due to the sluggish economy.

General and administrative costs decreased by approximately 14% or $92,347 from $674,829 for the three months ended March 31, 2009, to $582,482 for the three months ended March 31, 2010. While there was cumulative decrease of approximately $110,570 for advertising, amortization, bad debt, legal & professional fees and payroll expenses, these were offset by a $18,280 combined increase in depreciation and  insurance expenses.

LIQUIDITY AND CAPITAL RESOURCES

We are currently seeking to expand our merchant services offerings in bankcard and gift and loyalty. In addition, we are investigating additional business opportunities and potential acquisitions; accordingly we will require additional capital to complete the expansion and to undertake any additional business opportunities.

	March 31, 2010	December 31, 2009	Difference	Difference
			$	%

Cash	$44,945	$40,153	$4,792	12
Accounts Payable and
Accrued Expenses	$549,967	$570,818	$(20,851)	(4)
Accounts Receivable, net	$13,017	$5,296	$7,721	146

We have financed our operations during the first quarter primarily through sales, the collection of accounts receivable, the use of our line of credit, and the use of cash on hand. As of March 31, 2010, we had total current liabilities of $1,156,641compared to $1,254,669 as of December 31, 2009. The decrease in current liabilities is due to pay down on the Line of Credit of $49,328, repayment of $27,849 of the FTS fee underpayment and payment of $35,577 of accrued expenses. This decrease was offset by an increase in accounts payable of $14,727 represented by our final year end audit bills which were unpaid at March 31, 2010.

Cash increased 12% from $40,153 at December 31, 2009, to $44,945 at March 31, 2010, due to decreased interest and salaries expenses.

As of March 31, 2010, our accounts receivable, net increased to $13,017 compared to $5,296 at December 31, 2009. The related allowance for doubtful accounts increased $1,534 from $17,721 at December 31, 2009, to $19,255 as of March 31, 2010, due primarily to timing on collections of several new leases signed in the first quarter that remained unfunded at March 31, 2010; $ 11,946 of these outstanding receivables were collected in April 2010.

The Company used the net proceeds from the sale of one of its merchant card portfolios to pay down its related party line of credit in the amount of $503,344. The Company intends to use its line of credit to develop additional merchant card portfolios in the future. To this end, the Company is negotiating the renewal of the line of credit to accommodate the acquisition of additional merchant accounts.

We had no equity issuances in the first quarter of 2010.
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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including William Lopshire, the Company's Chief Executive Officer ("CEO") and Candace Mills, the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2010. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended March 31, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

None.

ITEM 1A.             RISK FACTORS

N/A.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 REMOVED AND RESERVED

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

Date: May 17, 2010

INTERNATIONAL CARD ESTABLISHMENT, INC.

BY:	/s/ WILLIAM LOPSHIRE
WILLIAM LOPSHIRE
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER),
SECRETARY AND DIRECTOR

BY:	/s/ CANDACE MILLS
CANDACE MILLS
CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING OFFICER)