Form 10-Q
period 2010-06-30
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2010-08-16
CIK 1156337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2010.

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 16, 2010, there were 35,873,703 outstanding shares of the Registrant's Common Stock, $.0005 par value.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3
Item 2. Management's Discussion and Analysis	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	15
Item 4. Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	16
Item1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Removed and Reserved	16
Item 5. Other Information	16
Item 6. Exhibits	17

SIGNATURES	18

PART I
FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

INTERNATIONAL CARD ESTABLISHMENT, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2010
INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$75,859	$40,153
Accounts receivable, net of allowance of $14,463 and $17,721 at June 30, 2010 and December 31, 2009, respectively	3,554	5,296
Note receivable, net of allowance of $50,000 at June 30, 2010 and December 31, 2009, respectively	-	-
Inventory	56,708	57,529
Other receivables	9,709	194,422
Prepaid financial charges	100,000	25,000

Total current assets	245,830	322,400

FIXED ASSETS, net of accumulated depreciation of $3,020,355and $2,999,836 at June 30, 2010 and December 31, 2009, respectively	43,226	42,719
INTANGIBLE ASSETS	1,054,843	1,405,026
GOODWILL	87,979	87,979
OTHER NON-CURRENT ASSETS	143,230	117,576

Total assets	$1,575,108	$1,975,700

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$30,462	$39,141
Accrued expenses	591,697	531,677
Due to FTS – Underpayment	-	55,697
Line of credit, related party	148,278	628,154

Total current liabilities	770,437	1,254,669

COMMITMENTS & CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Preferred stock; $0.01 par value; 10,000,000 shares authorized, 54,000 shares issued and outstanding at June 30, 2010, and December 31, 2009, respectively	540	540
Common stock; $0.0005 par value; 100,000,000 shares authorized, 35,873,703 shares issued and outstanding at June 30, 2010, and December 31, 2009, respectively	17,937	17,937
Common stock subscribed	30,000	30,000
Additional paid-in capital	19,628,401	19,628,401
Accumulated deficit	(18,872,207)	(18,955,847)

Total stockholders' equity	804,671	721,031

Total liabilities and stockholders' equity	$1,575,108	$1,975,700

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenue:
Merchant services revenues	$402,928	$1,290,452	$1,474,809	$2,717,833
Equipment sales	153,813	124,521	299,760	223,586
Less: sales returns and allowances	(7,615)	(6,399)	(16,950)	(15,131)
Net revenue	549,126	1,408,574	1,757,619	2,926,288

Cost of revenue:
Commissions	217,924	179,229	321,364	319,535
Cost of sales	99,639	742,917	656,418	1,477,328
Cost of sales – equipment	11,123	30,202	31,411	55,667
Cost of revenue	328,686	952,348	1,009,193	1,852,530

Gross profit	220,440	456,226	748,426	1,073,758

Operating, general and administrative expenses:
General, administrative and selling expenses	543,421	535,272	1,050,344	1,113,903
Depreciation	10,524	2,649	20,632	3,294
Merchant portfolio attrition expense	54,258	66,150	119,708	161,700
Total operating, general and administrative expenses	608,203	604,071	1,190,684	1,278,897

Net operating (loss)	(387,763)	(147,845)	(442,258)	(205,139)

Non-operating income (expense):
Interest income	1,219	-	1,231	-
Interest (expense)	(3,767)	(9,665)	(13,538)	(19,905)
Gain on sale of fixed assets	536,215		538,205
Other Expense – FTS	-	(38,636)	-	(38,636)

Total non-operating income (expense)	533,667	(48,301)	525,898	(58,541)

Net income/(loss) before provision for income taxes	145,904	(196,146)	83,640	(263,680)

Provision for income taxes	-	-	-	-

Net income (loss)	$145,904	$(196,146)	$83,640	$(263,680)

Earnings per share – basic	$0.00	$(0.01)	$0.00	$(0.01)

Earnings per share – dilutive	$0.00	$(0.01)	$0.00	$(0.01)

Weighted average shares outstanding - basic	35,873,703	35,873,703	35,873,703	35,873,703

Weighted average shares outstanding - dilutive	35,873,703	35,873,703	35,873,703	35,873,703

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2010	June 30, 2009

Cash Flows from Operating Activities:
Net income/(loss)	$83,640	$(263,680)
Depreciation	20,632	3,294
Write off of cancelled merchant accounts	119,708	161,700
Allowance for doubtful accounts, other receivables and accrued interest income, net of bad debt recoveries	(3,258)	2,784
Gain on sale of fixed assets	(1,989)	-
Adjustments to reconcile net loss to cash provided by operatingactivities:
Changes in assets and liabilities
Decrease in accounts receivable	5,001	11,994
Decrease in inventories	272,635	210,976
Decrease in other receivables	184,714	154,657
(Increase) in prepaid expenses	(75,000)	(35,325)
(Increase) in other non-current assets	(25,654)	(891)
(Decrease) in accounts payable	(8,679)	(1,023)
Increase/(decrease) in accrued expenses	60,017	(133,771)
Increase/(decrease) in Due to FTS – Underpayment	(55,697)	111,393

Net cash provided by operating activities	576,070	222,108

Cash Flows from Investing Activities:
Acquisitions of merchant accounts, net of attrition	230,476	(40,050)
Purchase of property and equipment	(15,347)	(23,046)
Proceeds received from sale of equipment	2,685	-

Net cash provided (used) in investing activities	217,814	(63,096)

Cash Flows from Financing Activities:
Noncash advances from line of credit, related party	(2,653)	52,101
Payment on line of credit, related party	(1,033,524)	(656,579)
Proceeds from line of credit, related party	278,000	470,000

Net cash used in financing activities	(758,177)	(134,478)

Net increase in cash	35,707	24,534

Cash, beginning of period	40,153	91,404

Cash, end of period	$75,860	$115,938

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(CONTINUED)

	Three Months Ended
	June 30, 2010	June 30, 2009

SUPPLEMENT DISCLOSURE OF CASH
FLOW INFORMATION
Cash paid for interest	$19,775	$19,905

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Inventory purchased from line of credit, related party	$278.301	$211,817

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2009, Annual Report on Form 10-K. Operating results for the period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Recently Adopted and Recently Issued Accounting Guidance

In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance for "Accounting for Transfers of Financial Assets," which eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted this guidance for the period ended June 30, 2010, and determined that it does not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued authoritative guidance amending existing guidance. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company adopted this guidance for the period ended June 30, 2010. It does not have a material impact on the consolidated financial statements.

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

In February 2010, the FASB issued ASU 2010-09 which amends guidance on ASC Topic 855 “Subsequent Events”. This guidance alleviates potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended June 30, 2010. The adoption of this guidance did not have a material impact on our financial statements.

Issued

In October 2009 the FASB issued ASU 2009-13 which changes ASC Topic 506 “Revenue Recognition” for revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective on January 1, 2011. The Company has determined that the adoption of these changes will not have an impact on the consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

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

Note 2. Sale of Merchant Portfolio

In April 2010 management negotiated the sale of one of its merchant card portfolios to the Company’s bank card processor in a third party transaction. The Company received net proceeds of $761,510 from the transaction with a net gain of $536,215. The Company used the net proceeds from the sale of one of its merchant card portfolios to pay down its related party line of credit in the amount of $503,344.

Note 3. Other Receivables

At June 30, 2010, and December 31, 2009, other receivables consisted of the following:

	June 30, 2010	December 31, 2009
Merchant residuals receivable	$3,841	$163,118
Other receivables	5,868	31,304
Total	$9,709	$194,422

December 31, 2009, merchant residuals of $159,277 were collected in January 2010. Other receivables are split between $5,416 in funds pool transactions for one client and $452 in employee advances for a total of $5,868.

Note 4. Due to FTS - Underpayment

In June 2009, one of our residual sources notified us that between November 2008 and April 2009 they had undercharged us by $111,393. An agreement was reached whereby the vendor would deduct an additional $9,283 per month in fees over the next 12 months. The $111,393 was split with $72,757 being offset against the second quarter residual income and $38,636 (representing the November and December 2008 portion) was treated as Other Expense. With the sale of our merchant portfolio in April 2010 the balance was paid in full.

Note 5. Subscriptions

As of June 30, 2010, we anticipate issuing shares to satisfy a $30,000 2004 common stock subscription.

Note 5. Fair Value Accounting

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at June 30, 2010
	Total	Level 1	Level 2	Level 3

Assets:
Intangibles – Merchant Portfolios	$619,843	$-	$619,843	$-

	$619,843	$-	$619,843	$-

Liabilities:
Line of Credit, related party	$148,278	$-	$148,278	$-

	$148,278	$-	$148,278	$-

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

• RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three months and six months ended June 30, 2010 compared to the three months and six months ended June 30, 2009. A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

• LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of June 30, 2010, and December 31, 2009.

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

OVERVIEW

We are a rapidly growing provider of credit and debit card-based payment processing services and Gift & Loyalty products to small merchants. As of June 30, 2010, we provided our services to numerous ISOs and thousands of merchants located across the United States. Our payment processing services enable our merchants to process traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone.

DEVELOPMENT OF OUR BUSINESS

International Card Establishment, Inc. (formerly Summit World Ventures, Inc.) (the “Company”) was incorporated on December 18, 1986, under the laws of the State of Delaware to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. Prior to July 28, 2000, we were in the developmental stage, whose sole purpose was to locate and consummate a merger or acquisition with a private entity, and we did not have any operations. On July 28, 2000, we acquired iNetEvents, Inc., a Nevada corporation and commenced operations. iNetEvents, Inc., a Nevada corporation, was incorporated on February 3, 1999, and provided Internet support and supply software for real time event/convention information management.

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

In April 2010 the Company sold one of its credit card portfolios to our credit card processor for net proceeds of $761,510, which were used to pay down the related party line of credit. The line of credit will be used to fund the development of a new credit card portfolio.

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

The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

Results of operations consist of the following:

	June 30, 2010	June 30, 2009	Difference $	Difference%
Net Revenues	$549,126	$1,408,574	$(859,448)	(61)

Cost of Revenues	328,686	952,348	(623,662)	(65)
Gross Profit	220,440	456,226	(235,786)	(52)
Operating, General,
and Administrative Costs	608,203	604,071	4,132	(1)
Net Operating Gain/(Loss)	$(387,763)	$(147,845)	$(239,918)	(162)

Net revenues decreased by $859,448 from $1,408,574 for the three months ended June 30, 2009, to $549,126 for the three months ended June 30, 2010, due mainly the sale of one of our credit card portfolios, to the poor economy as well as continued attrition of merchant accounts and tighter credit policies. Residuals decreased by approximately $887,497, with $814,089 being directly attributable to the sale of one of our credit card portfolios. The balance of the decrease was due in part to the attrition of merchant accounts but the primary factor was the faltering economy which affected us in two ways. First, reduced merchant sales led directly to reduced residuals. Secondly, many small businesses closed shop last year due to the lagging economy. A number of merchants simply closed their doors and bank accounts, precluding us from even collecting their early termination fees. Equipment sales rose by $29,292.  Merchant attrition, caused by better offers from competitors as well as closing businesses, is a common aspect of our industry. However, we believe our new marketing models have helped offset losses due to attrition to some extent.

The costs associated with the merchant account services decreased by approximately 65% or $623,662 primarily due decreased costs associated with residual income as well as decreased commissions and equipment costs due to lower sales. Again, both residuals and sales were lower than in prior periods due to the sluggish economy.

General and administrative costs increased by approximately 1% or $4,132from $604,071 for the three months ended June 30, 2009, to $608,203 for the three months ended June 30, 2010. While there was cumulative decrease of approximately $77,691 for advertising, amortization, bad debt, insurance, legal & professional fees, premises rental, recruiting and taxes, these were offset by an $81,822 combined increase in depreciation, payroll and travel expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

Results of operations consist of the following:

	June 30, 2010	June 30, 2009	Difference $	Difference%
Net Revenues	$1,757,619	$2,926,288	$(1,168,669)	(40)
Cost of Revenues	1,009,193	1,852,530	(843,337)	(46)
Gross Profit	(748,426)	1,073,758	(325,332)	(30)
Operating, General,
and Administrative Costs	1,190,684	1,278,897	(88,213)	(7)
Net Operating Gain/(Loss)	$(442,258)	$(205,139)	$(237,119)	(116)

Net revenues decreased by $1,168,669 from $2,926,288 for the six months ended June 30, 2009, to $1,757,619 for the six months ended June 30, 2010, due mainly the sale of one of our credit card portfolios, to the poor economy as well as continued attrition of merchant accounts and tighter credit policies. Residuals decreased by approximately $1,243,024, with $814,089 being directly attributable to the sale of one of our credit card portfolios. The balance of the decrease was due in part to the attrition of merchant accounts but the primary factor was the faltering economy which affected us in two ways. First, reduced merchant sales led directly to reduced residuals. Secondly, many small businesses closed shop last year due to the lagging economy. A number of merchants simply closed their doors and bank accounts, precluding us from even collecting their early termination fees. Equipment sales rose by $76,174.  Merchant attrition, caused by better offers from competitors as well as closing businesses, is a common aspect of our industry. However, we believe our new marketing models have helped offset losses due to attrition to some extent.

The costs associated with the merchant account services decreased by approximately 46% or $843,337 primarily due to decreased costs associated with residual income as well as decreased commissions and equipment costs due to lower sales. Again, both residuals and sales were lower than in prior periods due to the sluggish economy.

General and administrative costs decreased by approximately 7% or $88,213 from $1,278,897 for the six months ended June 30, 2009, to $1,190,684 for the six months ended June 30, 2010. While there was cumulative decrease of approximately $151,158 for advertising, amortization, auto, bad debt, legal & professional fees, premises and equipment rental, and recruiting & training expense, these were offset by a $62,945 combined increase in depreciation, insurance, payroll and travel expenses.

LIQUIDITY AND CAPITAL RESOURCES

We are currently seeking to expand our merchant services offerings in bankcard and gift and loyalty. In addition, we are investigating additional business opportunities and potential acquisitions; accordingly we will require additional capital to complete the expansion and to undertake any additional business opportunities.

	June 30, 2010	December 31, 2009	Difference $	Difference%
Cash	$75,859	$40,153	$35,706	89
Accounts Payable and
Accrued Expenses	$622,159	$570,818	$51,341	(9)
Accounts Receivable, net	$3,554	$5,296	$(1,742)	33

We have financed our operations during the second quarter primarily through sales, the collection of accounts receivable, the use of our line of credit, and the use of cash on hand. As of June 30, 2010, we had total current liabilities of $770,437compared to $1,254,669 as of December 31, 2009. The decrease in current liabilities is due to pay down on the Line of Credit of $503,344, repayment of $27,849 of the FTS fee underpayment and payment of $23,405 of accounts payable. This decrease was offset by an increase in payroll expenses of $142,104 represented by bonus accruals which were unpaid at June 30, 2010.

Cash increased 89% from $40,153 at December 31, 2009, to $75,859 at June 30, 2010, due to decreased interest and salaries expenses.

As of June 30, 2010, our accounts receivable, net decreased to $3,554 compared to $5,296 at December 31, 2009. The related allowance for doubtful accounts decreased $3,258from $17,721 at December 31, 2009, to $14,463 as of June 30, 2010, due primarily to timing on collections in the second quarter.

The Company used the net proceeds from the sale of one of its merchant card portfolios to pay down its related party line of credit in the amount of $503,344. The Company intends to use its line of credit to develop additional merchant card portfolios in the future. To this end, the Company renewed the line of credit effective June 10, 2010, to accommodate the acquisition of additional merchant accounts.

We had no equity issuances in the second quarter of 2010.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including William Lopshire, the Company's Chief Executive Officer ("CEO") and Candace Mills, the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended June 30, 2010. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended June 30, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Date: August 16, 2010	INTERNATIONAL CARD ESTABLISHMENT, INC.
BY:	/s/ WILLIAM LOPSHIRE
WILLIAM LOPSHIRE
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER),
SECRETARY AND DIRECTOR

BY:	/s/ CANDACE MILLS
CANDACE MILLS
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)