Form 10-Q
period 2010-09-30
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2010-11-12
CIK 1156337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2010.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2010, there were 35,873,703 outstanding shares of the Registrant's Common Stock, $.0005 par value.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERNATIONAL CARD ESTABLISHMENT, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2010
INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$35,749	$40,153
Accounts receivable, net of allowance of $14,463 and $17,721 at September 30, 2010 and December 31, 2009, respectively	10,705	5,296
Note receivable, net of allowance of $50,000 at September 30, 2010 and December 31, 2009, respectively	-	-
Inventory	42,952	57,529
Other receivables	14,861	194,422
Prepaid finance charges	75,000	25,000

Total current assets	179,267	322,400

FIXED ASSETS, net of accumulated depreciation of $3,032,705 and $2,999,836 at September 30, 2010 and December 31, 2009, respectively	36,533	42,719
INTANGIBLE ASSETS	1,016,827	1,405,026
GOODWILL	87,979	87,979
OTHER NON-CURRENT ASSETS	143,230	117,576

Total assets	$1,463,836	$1,975,700

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$25,666	$39,141
Accrued expenses	506,592	531,677
Due to FTS – Underpayment	-	55,697
Line of credit, related party	286,176	628,154

Total current liabilities	818,434	1,254,669

COMMITMENTS & CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Preferred stock; $0.01 par value; 10,000,000 shares authorized, 54,000 shares issued and outstanding at September 30, 2010, and December 31, 2009, respectively	540	540
Common stock; $0.0005 par value; 100,000,000 shares authorized, 35,873,703 shares issued and outstanding at September 30, 2010, and December 31, 2009, respectively	17,937	17,937
Common stock subscribed	30,000	30,000
Additional paid-in capital	19,628,401	19,628,401
Accumulated deficit	(19,031,475)	(18,955,847)

Total stockholders' equity	645,403	721,031

Total liabilities and stockholders' equity	$1,463,836	$1,975,700

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Revenue:
Merchant services revenues	$434,712	$1,268,424	$1,909,521	$3,986,257
Equipment sales	152,967	132,241	452,727	355,827
Less: sales returns and allowances	(2,583)	(6,504)	(19,533)	(21,634)
Net revenue	585,096	1,394,161	2,342,715	4,320,450

Cost of revenue:
Commissions	89,421	157,251	410,785	476,786
Cost of sales	123,307	677,962	779,725	2,155,290
Cost of sales – equipment	14,573	13,279	45,984	68,946
Cost of revenue	227,301	848,492	1,236,494	2,701,022

Gross profit	357,795	545,669	1,106,221	1,619,428

Operating, general and administrative expenses:
General, administrative and selling expenses	443,565	490,562	1,493,909	1,604,466
Depreciation	12,350	5,950	32,982	9,244
Merchant portfolio attrition expense	57,565	60,550	177,273	222,250
Total operating, general and administrative expenses	513,480	557,062	1,704,164	1,835,960

Net operating (loss)	(155,685)	(11,393)	(597,943)	(216,532)

Non-operating income (expense):
Interest income	-	-	1,231	1
Interest (expense)	(3,583)	(11,183)	(17,121)	(31,088)
Gain on sale of fixed assets	-	-	538,205	-
Other Expense – FTS	-	-	-	(38,636)

Total non-operating income (expense)	(3,583)	(11,183)	522,315	(69,723)

Net income/(loss) before provision for income taxes	(159,268)	(22,576)	(75,628)	(286,255)

Provision for income taxes	-	-	-	-

Net income (loss)	$(159,268)	$(22,576)	$(75,628)	$(286,255)
				,
Earnings per share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Earnings per share – dilutive	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding – basic and diluted	35,873,703	35,873,703	35,873,703	35,873,703

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30, 2010	September 30, 2009

Cash Flows from Operating Activities:
Net loss	$(75,628)	$(286,255)
Depreciation	32,982	9,244
Write off of cancelled merchant accounts	119,708	222,250
Allowance for doubtful accounts, other receivables and accrued interest income, net of bad debt recoveries	(844)	(22,168)
Gain on sale of fixed assets	(1,989)	-
Adjustments to reconcile net loss to cash provided by operating activities:
Changes in assets and liabilities
(Increase)/decrease in accounts receivable	(4,564)	28,849
Decrease in inventories	338,191	301,842
Decrease in other receivables	179,561	161,716
(Increase) in prepaid expenses	(50,000)	(12,497)
(Increase) in other non-current assets	(25,654)	(891)
(Decrease)/increase in accounts payable	(13,475)	3,513
Decrease in accrued expenses	(25,088)	(98,774)
(Decrease)/increase in Due to FTS – Underpayment	(55,697)	83,543

Net cash provided by operating activities	417,503	390,372

Cash Flows from Investing Activities:
Acquisitions of merchant accounts, net of attrition	806,696	(62,842)
Purchase of property and equipment	(9,900)	(36,459)
Proceeds received from sale of equipment	(538,205)	-

Net cash provided (used) in investing activities	258,591	(99,301)

Cash Flows from Financing Activities:
Noncash advances from line of credit, related party	(1,668)	53,137
Payment on line of credit, related party	(1,216,830)	(945,749)
Proceeds from line of credit, related party	538,000	620,000

Net cash used in financing activities	(680,498)	(272,612)

Net (decrease)/increase in cash	(4,404)	18,459

Cash, beginning of period	40,153	91,404

Cash, end of period	$35,749	$109,863

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(CONTINUED)

	Nine Months Ended
	September 30, 2010	September 30, 2009

SUPPLEMENT DISCLOSURE OF CASH
FLOW INFORMATION
Cash paid for interest	$19,775	$23,809

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Inventory purchased from line of credit, related party	$338,520	$298,475

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2009, Annual Report on Form 10-K. Operating results for the period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Reclassifications

Certain reclassifications, which have no effect on net loss or changes in equity, have been  made in the prior period financial statements to conform to the current presentation.

Accounting Policies

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

Note 3. Other Receivables

At September 30, 2010, and December 31, 2009, other receivables consisted of the following:

	September 30, 2010	December 31, 2009
Merchant residuals receivable	$10,196	$163,118
Other receivables	4,665	31,304
Total	$14,861	$194,422

December 31, 2009, merchant residuals of $163,118 were collected in January 2010. Other receivables were split between $21,724 in a funds pool flow through repayment and $9,580 in employee advances with $6,900 of a $15,000 advance made to our top sales representative still outstanding.  The balance of the employee advances were collected in first two quarters of 2010.

At September 30, 2010, other receivables consisted of funds pool flow through transactions for one client.

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

Note 5. Subscriptions

As of September 30, 2010, we anticipate issuing shares to satisfy a $30,000 2004 common stock subscription.

Note 6. Fair Value Accounting

On January 1, 2008, the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, became effeictive for the Company. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company reports assets and liabilities that are measured at fair value using a three-tier fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2
Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

An asset’s or liability’s level within the Fair Value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we perform a detailed analysis of our assets and liabilities that are measured at fair value. All assets and liabilities for which the fair vale measurement is based on significant unobservable inputs or instruments which trade infrequently and, therefore, have little or no price transparency are classified as Level 3.

All financial liabilities that are measured at fair value have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. The Company believes that the carrying value of its cash, accounts payable and accrued liabilities as of September 30, 2010, and December 31, 2009, approximate their fair values because of the short-term nature of those instruments.

	Fair Value at September 30, 2010
	Total	Level 1	Level 2	Level 3

Assets:
Intangibles – Merchant Portfolios	$581,827	$-	$581,827	$-

	$581,827	$-	$581,827	$-

Liabilities:
Line of Credit, related party	$286,176	$-	$286,176	$-

	$286,176	$-	$286,176	$-

Note 7. Subsequent Events

The Company has evaluated subsequent events for recognition or disclosure in the financial statements filed on Form 10-Q with the SEC and no other events, other than those described in these notes, have occurred that require disclosure.

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

• RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009. A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

• LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of September 30, 2010, and December 31, 2009.

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

OVERVIEW

We are a rapidly growing provider of credit and debit card-based payment processing services and Gift & Loyalty products to small merchants. As of September 30, 2010, we provided our services to numerous ISOs and thousands of merchants located across the United States. Our payment processing services enable our merchants to process traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone.

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

In the third quarter, the Company has begun building a new credit card portfolio. To accomplish this we have been actively recruiting sales reps who specialize in the credit card field. We have begun to see small returns in this area and are continuing to move forward in this arena.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Accounting

On January 1, 2008, the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, became effeictive for the Company. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company reports assets and liabilities that are measured at fair value using a three-tier fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2
Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

An asset’s or liability’s level within the Fair Value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we perform a detailed analysis of our assets and liabilities that are measured at fair value. All assets and liabilities for which the fair vale measurement is based on significant unobservable inputs or instruments which trade infrequently and, therefore, have little or no price transparency are classified as Level 3.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

Results of operations consist of the following:

	September 30, 2010	September 30, 2009	Difference	Difference
			$	%
Net Revenues	$585,096	$1,394,161	$(809,065)	(58)
Cost of Revenues	227,301	848,492	(621,191)	(73)
Gross Profit	357,795	545,669	(187,874)	(34)
Operating, General, and Administrative Costs	513,480	557,062	(43,582)	(8)
Net Operating Gain/(Loss)	$(155,685)	$(11,393)	$(144,292)	(1266)

Net revenues decreased by $809, 065 from $1,394,161 for the three months ended September 30, 2009, to $585,096 for the three months ended September 30, 2010, due mainly the sale of one of our credit card portfolios in the second quarter as well as continued attrition of merchant accounts and tighter credit policies. Residuals decreased by approximately $833,712 directly attributable to the sale of one of our credit card portfolios. Equipment sales rose by $20,726.  Merchant attrition, caused by better offers from competitors as well as closing businesses, is a common aspect of our industry. However, we believe our new marketing models have helped offset losses due to attrition to some extent.

The costs associated with the merchant account services decreased by approximately 73% or $621,191 primarily due decreased costs associated with residual income as well as decreased commissions and equipment costs due to lower sales. Again, both residuals and sales were lower than in prior periods due to the sluggish economy.

General and administrative costs increased by approximately 8% or $43,582 from $557,062 for the three months ended September 30, 2009, to $513,480 for the three months ended September 30, 2010. While there was cumulative decrease of approximately $99,202 for advertising, amortization, auto, legal & professional fees, payroll, equipment rental, recruiting and taxes, these were offset by a $55,618 combined increase in bad debt expense, depreciation, loan renewal fees, taxes and travel expenses

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

Results of operations consist of the following:

	September 30, 2010	September 30, 2009	Difference	Difference
			$	%
Net Revenues	$2,342,715	$4,320,450	$(1,977,735)	(46)
Cost of Revenues	1,236,494	2,701,022	(1,464,528)	(54)
Gross Profit	1,106,221	1,619,428	(513,207)	(32)
Operating, General, and Administrative Costs	1,704,164	1,835,960	(131,796)	(7)
Net Operating Gain/(Loss)	$(597,943)	$(216,532)	$(381,411)	(176)

Net revenues decreased by $1,977,734 from $4,320,450 for the nine months ended September 30, 2010, to $2,342,716 for the nine months ended September 30, 2010, due mainly the sale of one of our credit card portfolios as well as the poor economy, the continued attrition of merchant accounts and tighter credit policies. Residuals decreased by approximately $2,076,736 due primarily to the sale of one of our credit card portfolios. Other contributing factors to this decrease were the attrition of merchant accounts and the faltering economy which affected us in two ways. First, reduced merchant sales led directly to reduced residuals. Secondly, many small businesses closed shop last year due to the lagging economy. A number of merchants simply closed their doors and bank accounts, precluding us from even collecting their early termination fees. Equipment sales rose by $96,900.  Merchant attrition, caused by better offers from competitors as well as closing businesses, is a common aspect of our industry. However, we believe our new marketing models have helped offset losses due to attrition to some extent.

The costs associated with the merchant account services decreased by approximately 54% or $1,464,527 primarily due to decreased costs associated with residual income as well as decreased commissions and equipment costs due to lower sales. Again, both residuals and sales were lower than in prior periods due to the sluggish economy.

General and administrative costs decreased by approximately 7% or $131,796 from $1,835,960 for the nine months ended September 30, 2009, to $1,704,164 for the nine months ended September 30, 2010. While there was cumulative decrease of approximately $187,054 for advertising, amortization, auto, legal & professional fees, office, payroll, postage, premises and equipment rental, recruiting & training and tax expenses, these were offset by a $55,256 combined increase in bad debt, depreciation, employee benefits, insurance, loan renewal fees, and travel expenses.

LIQUIDITY AND CAPITAL RESOURCES

We are currently seeking to expand our merchant services offerings in bankcard and gift and loyalty. In addition, we are investigating additional business opportunities and potential acquisitions; accordingly we will require additional capital to complete the expansion and to undertake any additional business opportunities.

	September 30, 2010	December 31, 2009	Difference	Difference
			$	%
Cash	$35,749	$40,153	$(4,404)	(11)
Accounts Payable and Accrued Expenses	$532,258	$570,818	$(38,560)	(7)
Accounts Receivable, net	$10,705	$5,296	$5,407	102

We have financed our operations during the third quarter primarily through sales, the collection of accounts receivable, the use of our line of credit, and the use of cash on hand. As of September 30, 2010, we had total current liabilities of $818,434 compared to $1,254,669 as of December 31, 2009. The $436,235 decrease in current liabilities is due to a $341,978 lower balance on the Line of Credit, repayment of $55,697 of the FTS fee underpayment, a decrease of $13,475 in accounts payable and a decrease in payroll expenses of $25,085.

Cash increased 11% from $40,153 at December 31, 2009, to $35,749 at September 30, 2010 decreased residual income.

As of September 30, 2010, our accounts receivable, net increased to $10,705 compared to $5,296 at December 31, 2009. The related allowance for doubtful accounts decreased $844 from $17,721 at December 31, 2009, to $16,877 as of September 30, 2010, due primarily to timing on collections in the third quarter.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including William Lopshire, the Company's Chief Executive Officer ("CEO") and Candace Mills, the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended September 30, 2010. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended September 30, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Date: November 12, 2010

INTERNATIONAL CARD ESTABLISHMENT, INC.

BY:	/s/ WILLIAM LOPSHIRE
WILLIAM LOPSHIRE
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER),
SECRETARY AND DIRECTOR

BY:	/s/ CANDACE MILLS
CANDACE MILLS
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)