Form 10-K
period 2010-12-31
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2011-04-15
CIK 1156337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price of June 30, 2010, the aggregate market value of common stock held by non-affiliates of the registrant was $987,579.

The number of common shares outstanding of the registrant was 35,873,703 as of April 15, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I

ITEM 1.	Description Of Business	3
ITEM 2.	Properties	15
ITEM 3.	Legal Proceedings	15
ITEM 4.	Removed and Reserved	15

PART II

ITEM 5.	Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities	15
ITEM 6.	Selected Financial Data	17
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	21
ITEM 8.	Financial Statements and Supplementary Data	22
ITEM 9.	Changes In And Disagreements With Accountants On Accounting Andfinancial Disclosure	39
ITEM 9A.	Controls And Procedures	39
ITEM 9B.	Other Information	40

PART III

ITEM 10.	Directors, Executive Officers And Corporate Governance	40
ITEM 11.	Executive Compensation	43
ITEM 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters	45
ITEM 13.	Certain Relationships And Related Transactions, And Director Independence	46
ITEM 14.	Principal Accountant Fees And Services	46

PART IV

ITEM 15.	Exhibits And Financial Statement Schedules	47

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

In April 2010 management negotiated the sale of one of its merchant card portfolios to the Company’s bank card processor in a third party transaction. The Company received net proceeds of $761,510 from the transaction with a net gain of $536,215. The Company used the net proceeds from the sale of one of its merchant card portfolios to pay down its related party line of credit in the amount of $503,344. Subsequent to the sale of this portfolio, the company started recruiting independent sales agents to begin building a new merchant portfolio.

In 2010 the Company developed a new sales model, the DRIVE program. Under this model,  ICE provides marketing services to merchants by selling cards to the public. These cards entitle the purchaser to discounts on stated products sold by the merchant.

As used herein, the terms the "Company", "we", "us", "our" and similar terms refer to International Card Establishment, Inc. and, unless the context indicates otherwise its consolidated subsidiaries. The Companies subsidiaries include NEOS Merchant Services ("NEOS"), a Nevada corporation, which provides smart card loyalty programs in an integrated vertical system for its customers, as well as other electronic payment services (merchant services); International Card Establishment, Inc. ("ICE"), which provides electronic payment services (merchant services); and INetEvents, Inc. ("INET"), a Nevada corporation, which has been dormant since 2005.

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

We believe that the card-based payment processing industry will continue to benefit from the following trends:

FAVORABLE DEMOGRAPHICS. As consumers age, we expect that they will continue to use the payment technology to which they have grown accustomed. Consumers are beginning to use card-based and other electronic payment methods for purchases at an earlier age. As these consumers who have witnessed the wide adoption of card products, technology and the Internet comprise a greater percentage of the population and increasingly enter the work force, we expect that purchases using card-based payment methods will comprise an increasing percentage of total consumers spending.

INCREASED CARD ACCEPTANCE BY SMALL BUSINESSES. The proliferation of credit and debit cards has made the acceptance of card-based payment a necessity for businesses, both large and small, in order to remain competitive. As a result, many of these small to medium-sized businesses are seeking, and we expect many new small to medium-sized businesses to continue to seek, to provide customers with the ability to pay for merchandise and services using credit or debit cards, including those in industries that have historically accepted cash and checks as the only forms of payment for their merchandise and services. Historically, larger acquiring banks have marketed credit card processing services to national and regional merchants and have not focused on small to medium-sized merchants, as small to medium-sized merchants are often perceived as too difficult to identify and expensive to service. ICE targets these small to medium-size merchants as its primary customer base. These merchants generally have a lower volume of credit card transactions, are difficult to identify and have traditionally been underserved by credit card processors.

GROWTH IN CARD-NOT-PRESENT TRANSACTIONS. Market researchers expect dramatic growth in card-not-present transactions due to the rapid growth of the Internet. US online retail reached $175 billion in 2007 in the USA and is projected to grow to $335 billion by 2012, as forecasted by Forrester Research, Inc. This growth is based on two primary factors:

•	continued shift of sales away from stores and to online and catalog purchases, and
•	online shoppers appear to be affected less by the current economic client.

The Business of Our Subsidiary ICE

Business Summary

The company targets small to medium-size merchants as its primary customer base. These merchants generally have a lower volume of credit card transactions, are difficult to identify and have traditionally been underserved by credit card processors. Management of ICE estimates that there are approximately 5.7 million merchant locations in the United States currently accepting Visa and MasterCard credit cards in the small merchant market segment and that approximately 4.2 million of such small merchant locations utilize electronic processing for credit card transactions. Management believes the small and medium-sized merchant market offers ICE significant growth opportunities for the "first time" installation and subsequent servicing of credit card authorization and payment systems because this market has traditionally not been targeted by larger credit card companies.

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

Processing Relationships

ICE markets credit and debit card based payment processing services pursuant to a contractual relationship (the "Processing Agreement") with First Data Merchant Services Corporation ("FDMS"), Financial Transactions Services, LLC (FTS) and Wells Fargo Bank, a processing bank and member of Visa and MasterCard. The Processing Agreement provides that Wells Fargo Bank will process merchant credit card transactions as an Acquiring bank and that FDMS is responsible for all other processing and accounting functions relating to the clearing and settlement of credit card transactions, including merchant processing and settlement; merchant credit research; merchant activation and approval; merchant security and recovery; merchant customer services; merchant chargeback and retrieval services; and other related back office services. The Processing Agreement provides ICE is paid its aggregate merchant's net processing revenue and ancillary fees, on a monthly basis, for as long as the merchants utilize ICE for bank card processing.

Under the Processing Agreement ICE bears full liability for any unfulfilled charge backs or merchant fraud. The Processing Agreement may be terminated by any of the parties in the event of default of obligations, insolvency or receivership, or failure to make payments when due or to abide by the rules and regulations of Visa and MasterCard. ICE solicits merchants to process transactions under the Processing Agreement.

The Processing Agreement contains aspects of both marketing and service. The marketing portions of the agreements permit ICE and its authorized agents to originate new merchants, which then enter into contractual agreements with Wells Fargo Bank and ICE for processing of credit card transactions. The service portion of the agreements permits ICE to provide appropriate service (including terminal programming and shipping, employee training, equipment supply and repair and operational support) to the merchants solicited to process under the Processing Agreement. Although the marketing portion of the Processing Agreement is limited as to time, the service portion is not. Accordingly, ICE has a right to continue to receive revenues under the Processing Agreement, so long as ICE remains in compliance with the provisions of the Processing Agreement.

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

Merchant fraud is another expected aspect of the credit card processing business. ICE is responsible for any unfulfilled charge backs or merchant fraud services pursuant to the Processing Agreement. Examples of merchant fraud include inputting false sales transactions or false credits. The parties to the Processing Agreement monitor merchant charge volume, average charge and number of transactions, as well as check for unusual patterns in the charges, returns and charge backs processed. As part of its fraud avoidance policies, ICE generally will not process for certain types of businesses which provide future services wherein incidents of fraud have been common.

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

In addition, most major retail gift and return programs are magnetic stripe based, requiring each transaction to dial to a host just as a credit card authorization or debit transaction. Each transaction creates a communication or access fee, a "per transaction fee". The cost associated with this "per transaction fee" is the primary reason that loyalty programs have experienced limited use. The NEOS solution performs the entire gift and loyalty transaction at the terminal level and posts the transaction data on the terminal for once-a-day batch processing to the host and posts to the smart card as well, eliminating fraud. NEOS, in most instances, charges a fixed monthly fee for unlimited transactions. The magnetic stripe solution averages $.15 to $.25 per transaction. For instance, loyalty in one location, a coffee shop, could perform 300 loyalty transactions a day or approximately 9,000 transactions a month for a monthly transaction cost of between $1,350 and $2,250. This is the first technology that brings gift and loyalty to one card and makes it affordable for small, medium and large tier retailers. Gift and loyalty product is considered a value-added lead product and possesses a high retention characteristic in the small to medium enterprise ("SME") segment over traditional payment processing solutions. Payment processing has become a commodity, which has eroded profitability and made retention of customers an increasingly difficult task. Recognizing the merchant retention benefits of "Gift and Loyalty" and the merchant benefit of integrating other electronic payment transactions options onto one platform gives NEOS a significant strategic and competitive advantage at the point of sale. Leveraging these electronic payment transactions options provide the merchant real value enhancement from a consolidation of system and support. We believe our future value will be based on four primary variables: our proprietary technology, "Gift and Loyalty" revenue, payment processing revenue and the combined "Gift and Loyalty" and credit card merchant portfolios.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements Or Labor Contracts, Including Duration

As of December 31, 2010, we have no patents, trademarks, franchises, concessions, royalty agreements or labor contracts.

Employees

As of December 31, 2010, we had 20 full-time and 1 part time employees. Management believes that its relationship with its employees is excellent. None of our employees are members of a collective bargaining unit.

ITEM 1A.  Risk Factors

In addition to the risks and other considerations discussed elsewhere in this annual report, set forth below is a discussion of certain risk factors relating to our business and operations. These risk factors are drafted in "Plain English" format in accordance with Rule 421 of the Securities Act. Accordingly, references to "we" and "our" refer to the Company and its subsidiaries.

RISKS RELATING TO OUR BUSINESS

WE HAVE A HISTORY OF OPERATING LOSSES AND WILL NEED TO GENERATE SIGNIFICANT REVENUES TO ACHIEVE OR MAINTAIN OUR PROFITABILITY.

Since inception, we have been engaged in activities relating to the establishment of our payment processing business and developing a portfolio of merchant accounts to grow our business, both of which require substantial capital and other expenditures. As a result, we have not sustained profitability, and may continue to incur losses in the future. We had a net loss of $37,412 and $259,340 for the years ended December 31, 2010 and 2009, respectively. We expect our cash needs to increase significantly for the next several years as we:

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

Because we are not a bank, we are unable to belong to and directly access the Visa and MasterCard bankcard associations. Visa and MasterCard operating regulations require us to be sponsored by a bank in order to process bankcard transactions. We are currently registered with Visa and MasterCard through the sponsorship of Wells Fargo Bank which is a member of the card associations. If this sponsorship is terminated and we are unable to secure a bank sponsor, we will not be able to process bankcard transactions. Furthermore, our agreement with our sponsoring bank gives the sponsoring bank substantial discretion in approving certain elements of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants, the processing fees that we charge, our customer service levels and our use of independent sales organizations. We cannot guarantee that our sponsoring banks' actions under these agreements will not be detrimental to us.

WE ASSUME THE RISK OF UNFULFILLED MERCHANT CHARGEBACK AND FRAUD PURSUANT TO THE PROCESSING AGREEMENT AND IF WE ARE NOT ABLE TO SUCCESSFULLY MITIGATE MERCHANT PORTFOLIO CHARGEBACK AND FRAUD RISKS, WE WILL NOT BE ABLE TO CONDUCT OUR BUSINESS.

ICE markets credit and debit card based payment processing services pursuant to the Processing Agreement with FDMS, FTS and Wells Fargo Bank. The Processing Agreement provides that ICE bears full liability for any unfulfilled charge backs or merchant fraud. ICE began boarding merchants under the Processing Agreement in late March of 2005. In line with industry standards, we will continue to maintain a reserve of .0005 of aggregate Visa/MasterCard sales volume of processing merchant accounts and analyze on a monthly basis, the need to adjust such reserve to appropriately properly mitigate merchant charge backs and/or fraud.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

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

ITEM 2. Properties

Our principal executive offices are located in approximately 3,950 square feet of leased office space at 555 Airport Way, Suite A, Camarillo, CA 93010. The offices of our technical personnel are located in approximately 500 square feet at 23631 Crown Valley Parkway, Mission Viejo, CA 92691. The offices of our LIFT Network division are located in approximately 150 square feet at 5010 W. Carmen St., Tampa, FL 33609. We believe that these facilities are adequate for our current operations and, if necessary, can be replaced with little disruption to our company. The combined monthly lease obligation on these properties is approximately $5,200 per month

ITEM 3. Legal Proceedings

There are no material legal proceedings pending or, to our knowledge, threatened against us or any of our subsidiaries.

ITEM 4. Reserved

PART II

ITEM 5.  Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

(a)  Market Information.

The Company's common stock is currently traded on the Over-the-Counter ("OTC") Bulletin Board System under the symbol "ICRD." The following table sets forth the trading history of the common stock on the OTC Bulletin Board for each quarter of fiscal years ended December 31, 2010 and 2009, as reported by Stockhouse.com.

		High	Low
2010
	First Quarter	0.021	0.016
	Second Quarter	0.02	0.0819
	Third Quarter	0.01	0.006
	Fourth Quarter	0.02	0.008

2009
	First Quarter	0.06	0.03
	Second Quarter	0.14	0.03
	Third Quarter	0.04	0.02
	Fourth Quarter	0.03	0.02

As of December 31, 2010, there are 84 shareholders of record of the Company's common stock.

Capital Stock

We are authorized to issue 100,000,000 shares of common stock $0.0005 par value and 10,000,000 shares of preferred stock at $0.01 par value. As of December 31, 2010, there were 35,873,703 common shares and 54,000 Series A preferred shares issued and outstanding. All shares of common stock outstanding are validly issued, fully paid and non-assessable.

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

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)

Equity compensation plans approved by security holders	4,428,000	$0.22	572,000

Equity compensation plans not approved by security holders	3,074,000	$0.15	-0-

Total	7,502,000	$0.19	572,000

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

•
Results of Operations. This section provides an analysis of our results of operations for the year ended December 31, 2010 ("Fiscal 2010") compared to the year ended December 31, 2009 ("Fiscal 2009"). A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

•	Liquidity and Capital Resources. This section provides an analysis of our financial condition and cash flows as of and for the year ended December 31, 2010.

Overview

We are in the business of providing merchant payment processing services and custom branded gift and loyalty card products to the small medium enterprise (“SME”) segment of the merchant marketplace. As of December 31, 2010, we provided our services to thousands of merchants located across the United States. Our payment processing services enable merchants to process traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone. Our proprietary Gift and Loyalty product allows merchants to issue custom branded gift and loyalty cards.

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

In 2010 we began our DRIVE program under the LIFT Network division. The DRIVE program is a marketing vehicle for merchants which is accomplished via DRIVE card sales to the public. These cards entitle the purchaser to discounts on listed products from the merchant.

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

Revenue and Cost Recognition

Substantially all of our revenues are generated from fees charged to merchants for card-based payment processing services and monthly gift and loyalty program fees. We typically charge these merchants a bundled rate, primarily based upon the merchant's monthly charge volume and risk profile. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each credit or debit transaction. We charge all merchants higher discount rates for card-not-present transactions than for card-present transactions in order to compensate ourselves for the higher risk of underwriting these transactions. We derive the balance of our revenues from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees and fees for other miscellaneous services, such as handling charge backs. We recognize discounts and other fees related to payment transactions at the time the merchants' transactions are processed. We recognize revenues derived from service fees at the time the service is performed. Related interchange and assessment costs are also recognized at that time

We follow the FASB ASC Principle Agent Considerations Topic in determining our revenue reporting. Generally, where we have merchant portability, credit risk and ultimate responsibility for the merchant, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange paid to card issuing banks and assessments paid to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Interchange fees are set by Visa and MasterCard and are based on transaction processing volume and are recognized at the time transactions are processed.

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

Results of Operations for the Year Ended December 31, 2010 Compared with the Year Ended December 31, 2009

Results of operations consist of the following:

	December 31, 2010	December 31, 2009	Difference	Difference
			$	%

Net Revenues	$3,068,934	$5,836,785	$(2,767,851)	(47)
Cost of Revenues	1,500,835	3,550,256	(2,049,421)	(58)

Gross Profit	1,568,099	2,286,529	(718,430)	(31)
Operating, General, and Administrative Costs	2,122,989	2,466,880	(343,891)	(14)

Net Operating Gain (Loss)	$(554,890)	$(180,351)	$(374,539)	208

Net revenues decreased by $2,767,851 or 47% from $5,836,785 to $3,068,934 for the year ending December 31, 2010 compared to the year ending December 31, 2009 due mainly to the sale of one of our merchant card portfolios in April 2010 as well as the poor economy. Residuals decreased by approximately $2.9 million due to the sale of the merchant portfolio as well as the attrition of gift and loyalty accounts but the primary factor was the faltering economy which affected us in two ways. First, reduced merchant sales led directly to reduced residuals. Secondly, many small businesses closed shop last year due to the lagging economy. A number of merchants simply closed their doors and bank accounts, precluding us from even collecting their early termination fees. Sales in our traditional markets dropped by approximately $102,538 but were offset by increased sales in the Month-to-Month program of $241,988. This program has been attractive to merchants since they are not required to make a long term commitment and we provide them technological marketing tools not previously available to them. Merchant attrition, caused by better offers from competitors as well as closing businesses, is a common aspect of our industry. However, we believe our new marketing models will help stop attrition to some extent. The gain in Month to Month sales was enhanced by an increase of $19,004 in card sales. The decrease in cost of revenues of $2,049,421 or 58% from $3 550 256 to $1,500,835 is directly related to a comparable decrease in revenues.

Operating, general and administrative costs decreased by $343,891 or 10% from $2,466,880 to $2,122,989. The largest portion of this decrease was payroll expense of approximately $152,834 due to a reduced work force, a reduction in accrual of which are based on EBIDA and a decrease in Legal and Professional Fees of $187,354, $155,869 of which was reversal of over accrued fees. Additional payroll related reductions were $5,479 in auto expenses for in-house sales reps and $5,353 in reduced payroll taxes. Payroll reductions were offset by increases of $99,700 in Bonuses, $12,374 in employee benefits and $8,574 in insurance expenses. The amortization expense was reduced by $69,549 due to primarily to the sale of the merchant card portfolio. Other major decreases in expenses were a $92,867 reduction in advertising/ promo/trade show expenses resulting from not attending trade show during 2010, $19,776 decrease in interest expense due to the pay down of the Line of Credit with proceeds from the merchant portfolio sale, $5,522 equipment lease reduction resulting from completed leases, $5,072 reduction in state taxes and $5,274 reduction in phone expense. With the continued allocation equipment to fixed assets and the purchase of new production equipment there was a $24,050 increase of depreciation expense.  The loan renewal fee on the Line of Credit increased $25,000 due to a change in the terms of the agreement.

The change in position of cash, accounts payable and accrued expenses, and accounts receivable consist of the following:

	December 31, 2010	December 31, 2009	Difference	Difference
			$	%

Cash	$31,762	$40,153	$ (8,391)	(21)
Accounts Payable and Accrued Expenses	$476,320	$570,818	$(94,498)	(17)
Accounts Receivable, net	$56,895	$5,296	$51,599	974

Cash decreased by approximately $8,391 or 21% from $40,153 to $31,762 for the year ending December 31, 2010 compared to the year ending December 31, 2009 due primarily reduced residual income.

Accounts Payable and Accrued Expenses decreased by $94,498 or 17% from $570,818 to $476,320 for the year ending December 31, 2010 compared to the year ending December 31, 2009 primarily due to the payoff of outstanding debts.

Accounts Receivable rose by $51,599 or 974% from $5,296 to $56,895 for the year ending December 31, 2010 compared to the year ending December 31, 2009 due primarily to the new DRIVE program. Since the company is acting as the sales agent on behalf of the merchants represent, this is the one instance, in addition to leases, where payment is not received until after we actually ship the product to our sales reps. While the only product shipped is the cards, these cards have a higher face value $25 - $50 per car card) than our regular gift cards ($1.20 - $2.00 per card) which accounts for the higher Accounts Receivable. This is also accounted for by standard fluctuation of outstanding lease invoices where we have been guaranteed payment by the lease company upon installation at the merchant’s location.

Management believes that it is moving toward sustained profitability. We plan to sustain profitability and meet cash flow needs going forward as follows:

•
Management believes that the increase in income we have experienced through the Month-to-Month and DRIVE programs will continue. We feel this is possible by pursuing external growth by constantly expanding our independent agent base and utilizing our proprietary Gift & Loyalty platform to reach an even greater number of merchants through value-added products.

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

We have financed our operations during the year primarily through the receipt of proceeds of $786,510 from the sale of the merchant portfolio, $675,000 on our line of credit with a related party and use of cash on hand. In 2010 we paid down the related party Line of Credit in April. At this time our only outstanding debt consists of our related party line of credit with an outstanding balance of $283,273 at year end, of which $100,000 was the line renewal fee. We are currently allocating approximately $50,000 for capital purchases to upgrade our network servers and production equipment. We believe that we will be able to meet all cash needs with the use of cash on hand and the line of credit during 2011.

We had $31,762 cash on jand as of December 31, 2010 compared to $40,153 cash on hand as"of December"31, 200;. We will continue to need additional cash during the following twelve months and these needs will coincide with thg cash demands resulving from our general operations and planned expcnsion. There is no assurance that we will be able to obvain additional capital cs required, or obtain the capital on acceptcble terms and conditions.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

ITEM 8.  Financial Statements and Supplementary Data

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders'
of International Card Establishment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of International Card Establishment, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Card Establishment, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

MENDOZA BERGER & COMPANY, LLP

Irvine, California
April 15, 2011

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009

ASSETS

CURRENT ASSETS
Cash	$31,762	$40,153
Accounts receivable, net of allowance of $28,621 and $17,721 at December 31, 2010 and 2009, respectively	56,895	5,296
Note receivable, net of allowance of $50,000 at December 31, 2010 and 2009, respectively	8,500	-
Inventory	45,159	57,529
Other receivables	30,821	194,422
Prepaid assets	50,000	25,000
Total current assets	223,137	322,400
FIXED ASSETS, net of accumulated depreciation of $3,043,745 and $2,999,836 at
December 31, 2010 and 2009, respectively	35,279	42,719
INTANGIBLE ASSETS	988,958	1,405,026
GOODWILL	87,979	87,979
OTHER NON-CURRENT ASSETS	116,367	117,576

Total assets	$1,451,712	$1,975,700
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$46,037	$39,141
Accrued expenses	430,283	531,677
Due to FTS – Underpayment	-	55,697
Line of credit, related party	291,773	628,154
Total current liabilities	768,093	1,254,669
COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock; $0.01 par value; 10,000,000 shares authorized, 54,000 shares
issued and outstanding at December 31, 2010 and 2009, respectively	540	540
Common stock; $0.0005 par value; 100,000,000 shares authorized,
35,873,703 shares issued and outstanding at December 31, 2010
and 2009, respectively	17,937	17,937
Common stock subscribed	30,000	30,000
Additional paid-in capital	19,628,401	19,628,401
Accumulated deficit	(18,993,259)	(18,955,847)
Total stockholders' equity	683,619	721,031
Total liabilities and stockholders' equity	$1,451,712	$1,975,700

See Accompanying Notes to Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2010	December 31, 2009

Revenues:
Merchant services revenues	$2,454,714	$5,355,851
Equipment sales	631,519	506,182
Less: sales returns and allowances	(17,299)	(25,248)
Net revenue	3,068,934	5,836,785
Cost of revenues:
Commissions	514,780	625,379
Cost of sales	943,747	2,838,904
Cost of sales - equipment	42,308	85,973
Cost of revenue	1,500,835	3,550,256
Gross profit	1,568,099	2,286,528
Operating, general and administrative expenses	2,122,989	2,466,880
Net operating loss	(554,890)	(180,351)
Non-operating income (expense):
Interest income	1,231	1
Interest (expense)	(21,958)	(41,735)
Gain on Sale of Fixed Assets and Merchant Portfolio	538,205	1,381
Other Expense – FTS	-	(38,636)
Total non-operating income (expense)	517,478	(78,989)
Net income (loss) before provision for income taxes:	(37,412)	(259,340)
Income tax benefit (provision)	-	-
Net loss	$(37,412)	$(259,340)
Earnings per share - basic	$(0.00)	$(0.01)

Earnings per share - diluted	$(0.00)	$(0.01)

Weighted average number of shares of common stock outstanding – basic and diluted	35,873,703	35,873,703

See Accompanying Notes to Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Common Stock Subscribed	Accumulated Deficit	Total

Balance, December 31, 2008	54,000	$540	35,873,703	$17,937	$19,628,401	$30,000	$(18,696,507)	$980,371

Net loss, December 31, 2009	-	-	-	-	-	-	(259,340)	(259,340)
Balance, December 31, 2009	54,000	$540	35,873,703	$17,937	$19,628,401	$30,000	$(18,955,847)	$721,031

Net loss, December 31, 2010	-	-	-	-	-	-	(37,412)	(37,412)
Balance, December 31, 2010	54,000	$540	35,873,703	$17,937	$19,628,401	$30,000	$(18,993,259)	$683,619

See Accompanying Notes to Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2010	December 31, 2009
Cash Flows from Operating Activities:
Net (loss) income	$(37,412)	$(259,340)

Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation	44,022	16,972
Gain on sale of fixed assets	(1,989)	(1,381)
Write off of cancelled merchant accounts	215,351	284,900
Allowance for doubtful accounts, other receivables and accrued interest income, net of bad debt recoveries	10,900	(32,456)
Gain on Sale of Merchant Portfolio	(536,216)	-

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(62,499)	49,731
Decrease in inventories	411,606	381,968
Decrease in other receivables	163,601	61,209
(Increase) decrease in prepaid expenses	(25,000)	3
(Increase) decrease in other non-current assets	1,210	(891)
Increase in accounts payable	6,900	16,227
(Decrease) in accrued expenses	(101,397)	(61,636)
Increase (decrease) in Due to FTS - Underpayment	(55,697)	55,697

Net cash provided by operating activities	33,380	511,003
Cash Flows from Investing Activities:
Acquisitions, net of attrition	(68,136)	(110,547)
Purchase of property and equipment	(22,371)
Proceeds from sale of fixed assets	2,685	-
Proceeds from Merchant Portfolio Sale	805,075	1,381
(Advances made) payments received toward notes receivable	(8,500)	88

Net cash (used in) investing activities	708,752	(109,078)
Cash Flows from Financing Activities:
Noncash advances from line of credit, related party	(931)	54,121
Payment on line of credit, related party	(1,424,796)	(1,219,297)
Proceeds from line of credit, related party	675,204	712,000

Net cash (used in) financing activities	(750,523)	(453,176)

Net decrease in cash	(8,391)	(51,251)
Cash, beginning of period	40,153	91,404

Cash, end of period	$31,762	$40,153

See Accompanying Notes to Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	For the Years Ended
	December 31, 2010	December 31, 2009
SUPPLEMENT DISCLOSURE OF CASH
FLOW INFORMATION
Cash paid for interest	$27,221	$38,945

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Inventory purchased from line of credit, related party	$414,143	$422,793
Inventory reclassified to fixed assets	$16,708	$59,691

See Accompanying Notes to Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
NOTES TO THECONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

CASH
All highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents as of December 31, 2010 and 2009, respectively.

CONCENTRATIONS
The Company maintains cash balances at several financial institutions in California. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At December 31, 2010 and 2009 the Company had no accounts in excess of the $250,000 insured amount.

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

INVENTORY
Inventories are stated at the lower of cost or market. Cost is determined using the first in, first out (FIFO) method. The Company's inventories consist primarily of electronic merchant processing machines. There were no reserves for slow moving or obsolete inventory at December 31, 2010 and 2009.

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

GOODWILL AND INTANGIBLES
Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business acquisitions. In 2010 and 2009, the Company’s annual goodwill impairment test did not identify an impairment of these assets.

The Company capitalizes intangible assets such as the purchase of merchant and gift loyalty accounts from portfolio acquisitions (i.e., the right to receive future cash flows related to transactions of these applicable merchants) (See Note 6). At least annually, the Company performs a census of merchant accounts received in such acquisitions, analyzing the expected cash flows, and adjusts the intangible asset accordingly to the lower of cost or market. In 2010 and 2009, the Company purchased no merchant or gift card portfolios. The Company recognized direct write offs of $215,351 and $284.900  as of December 31, 2010 and 2009, which are included in Cost of Sales in the Statements of Operations.

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

ADVERTISING
Advertising costs are charged to operations as incurred. Advertising costs for the years ended December 31, 2010 and 2009 were $16,498 and $109,365, respectively.

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

NOTE 2.  ACCOUNTS RECEIVABLE

Accounts receivable is composed of all sales from our day to day business which includes credit card terminals, gift and loyalty sales and our Guardian replacement program. Management reserves all accounts over 90 days with the exception of the Guardian and DRIVE accounts which are accrued from date of shipment. Accounts receivable were $56,895 and $5,296, net of allowance of $28,621 and $17,721, at December 31, 2010 and 2009, respectively.

NOTE 3.  NOTE RECEIVABLE

In the April 2007, we issued a note receivable for $50,000 to an independent third party.  This receivable bears no interest and is convertible to a maximum of 10% of the third party’s outstanding common stock in the event of default. Repayment was expected to begin in October of 2007; however, in September 2007, we fully allowed for the entire balance of this note as uncollectable. The holder of the note acknowledged the debt as a line item in its SEC filings as recently as September 30, 2008, and has failed to file any financial statements with the SEC since that date. However, the company received a confirmation of debt letter from the third parties auditors in early 2011.

NOTE 4.  OTHER RECEIVABLE

At December 31, 2010 and 2009, other receivables consisted of the following:

	For the Years Ended
	December 31, 2010	December 31, 2009
Merchant residuals receivable	$14,394	$163,118
Other receivables	16,427	31,304
Total	$30,821	$194,422

Other receivables are split between residuals due on merchant account transactions, a funds pool flow through repayment and employee advances.

NOTE 5.  FIXED ASSETS

Fixed assets and accumulated depreciation consists of the following:

	For the Years Ended
	December 31, 2010	December 31, 2009

Furniture and fixtures	$21,784	$14,750
Equipment and machinery	227,961	197,805
Software	2,830,000	2,830,000
Subtotal	3,079,745	3,042,555
Accumulated Depreciation	(3,043,745)	(2,999,836)
	$36,000	$42,719

In 2009, the Company began a new program where new merchants are provided with loaner terminals for the life of their account. These terminals are recorded as Fixed Asset items and depreciated monthly. If a merchant closes their account and the terminal is returned prior to the end of the depreciation period, depreciation is stopped and the terminal is held for reissue. When the terminal is reissued, it is at the book value at the time of return and continues to depreciate from that point. Depreciation expense is $44,022 and $16,972 for the year ended December 31, 2010 and 2009, respectively. The company is in the process of upgrading our network servers. To this end we are purchasing parts to custom build this equipment. Some of these purchases were made in late 2010 but have not been included in the depreciation calculation as the equipment has not yet been placed in service.

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

The Company obtained an outside appraisal to assist in the determination of any impairment in intangibles or goodwill for both 2010and 2009.  We have determined that, at present, the NEOS trade name has an indefinite life, which has been included in the Company’s annual impairment analysis.  In 2010 and 2009, the Company completed its impairment analysis that resulted in no impairment of goodwill being recognized.

In April 2010 management negotiated the sale of one of its merchant card portfolios to the Company’s bank card processor in a third party transaction. The Company received net proceeds of $761,510 from the transaction with a net gain of $536,216.

The Company's intangible assets consisted of the following:

	December 31,
	2010	2009

Merchant portfolios	$553,950	$970,026
Tradename	435,000	435,000
Total intangible assets	$988,950	$1,405,026

Goodwill	$87,979	$87,979

NOTE 7.  ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2010	2009

Accrued wages and bonuses	$209,780	$182,025
Customer deposits	112,720	109,609
Accrued expenses, other	105,209	, 229,885
Accrued interest	1,636	6,899
Accrued sales tax	938	3,259
Reserve for charge backs	-	-
	$430,283	$531,677

NOTE 8.  DUE TO FTS - UNDERPAYMENT

In June 2009, one of our residual sources notified us that between November 2008 and April 2009 they had undercharged us by $111,393. An agreement was reached whereby the vendor would deduct an additional $9,283 per month in fees over the next 12 months. The $111,393 was split with $72,757 being offset against the second quarter residual income and $38,636 (representing the November and December 2008 portion) was treated as Other Expense. The outstanding balance of $55,697 was paid in full in April 2010.

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

The Company had no shares of preferred stock convert in 2010 and 2009, respectively.

Net Income (Loss) Per Common Share

Earnings per share are calculated in accordance with the Earnings per Share Topic of the FASB ASC. The weighted-average number of common shares outstanding during each period is used to compute basic earnings (loss) per share. Diluted earnings per share are computed using the weighted average number of shares plus dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss.

At December 31, 2010 and 2009, the Company had a net loss, which resulted in no dilution of any common stock equivalents, such as options or preferred shares.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table.  Expected volatilities are based on volatilities from the Company’s traded common stock since the acquisition of INetEvents, Inc. in July 2003.  The expected term of options granted is estimated at half of the contractual term as noted in the individual option agreements and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options.  There were no stock option grants in 2010 and 2009,

2008
Expected volatility	212.88%
Weighted-average volatility	70.96%
Expected dividends	0
Expected term (in years)	4
Risk-free rate	4.013%

NOTE 10.  STOCK OPTION PLAN - Continued

A summary of option activity under the Plan as of December 31, 2010 and 2009, respectively, and changes during the periods then ended are presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	7,502,000	$0.19	3.5	$1,079,658
Exercisable at December 31, 2009	7,502,000	$0.19	3.5	$1,079,658
Outstanding at December 31, 2010	7,502,000	$0.19	3.5	$1,079,658
Exercisable at December 31, 2010	7,502,000	$0.19	3.5	$1,079,658

All options outstanding were fully vested as of December 31, 2010 and 2009.

NOTE 11.    INCOME TAXES

The consolidated provision for federal and state income taxes for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009

Current – State	$-	$-
Current – Federal	-	-
Deferred – State	34,000	40,121
Deferred – Federal	133,000	158,849
Valuation allowance	(167,000)	(198,970)

Income tax provision (benefit)	$-	$-

There were no amounts paid for federal income taxes during the years ended December 31, 2010 and 2009.

The income tax provision differs from the expense that would result from applying statutory tax rates to income before taxes because of certain expenses that are not deductible for tax purposes and the effect of the valuation allowance.

NOTE 11.   INCOME TAXES - Continue

As of December 31, 2010, the Company had federal net operating loss carryforwards of $12,348,500 that can be deducted against future taxable income.  These tax carryforward amounts expire as follows:

December 31, 2023	102,762
December 31, 2024	3,238,813
December 31, 2025	2,810,321
December 31, 2026	4,019,899
December 31, 2027	487,703
December 31, 2028	548,670
December 31, 2029	712,860
December 31, 2030	427,472
Total	$12,348,500

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

The state operating losses will expire between 2012 and 2020 if not utilized.

The Company accounts for income taxes in accordance with the Income Taxes Topic of the FASB ASC, whereby deferred taxes are provided on temporary differences arising from assets and liabilities whose bases are different for financial reporting and income tax purposes.  Deferred taxes are attributable to the effects of the following items:

●
Differences in calculating depreciation on property, plant and equipment, differences in calculating amortization and/or impairments on intangible assets, allowance for bad debt, and tax loss carry forwards.

The Company’s total deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009

Deferred tax asset - current	$-	$-
Deferred tax asset – non current	4,306,000	5,226,179
Total deferred tax asset	4,306,000	5,226,179

Deferred tax liability - current	-	-
Deferred tax liability – non current	(167,000)	(198,970)
Total deferred tax liability	(167,000)	(198,970)

Current deferred tax asset (liability)	-	-
Non current deferred tax asset (liability)	4,139,500	5,027,209
Net deferred tax asset (liability)	4,139.500	5,027,209

Valuation allowance	(4,139,500)	(5,027,209)

Net deferred tax asset (liability)	$-	$-

NOTE 11.INCOME TAXES – Continued

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

	December 31, 2010	December 31, 2009

Statutory federal tax (benefit) rate	(35.00)%	(35.00)%
Statutory state tax (benefit) rate	(8.84)%	(8.84)%
Effective income tax rate (net)	(43.84)%	(43.84)%

Valuation allowance	43.84%	43.84%
Effective income tax rate	0.00%	0.00%

The Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company has not accrued any additional interest or penalties. No tax benefit has been reported in connection with the net operating loss carry forwards in the consolidated financial statements as the Company believes it is more likely than not that the net operating loss carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount. Net operating loss carry forwards start to expire in 2020.

The Company files income tax returns in the United States federal jurisdiction.  With a few exceptions, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examination by tax authorities on tax returns filed before December 31, 2005. The Company will file its U.S. federal return for the year ended December 31, 2010 upon the issuance of this filing. The U.S. federal returns are considered open tax years for years 2007 - 2010. No tax returns are currently under examination by any tax authorities.

NOTE 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 30, 2006, the Company entered into an agreement for a revolving line of credit worth $1,000,000 with Worldwide Business Services Group to be used primarily for working capital.  The balance due on the line was $291,773 and $628,154 as of December 31, 2010 and 2009, respectively.  In the third quarter of 2006, the CEO of Worldwide Business Services Group became the Company’s General Manager.  Due to this, we have reflected the outstanding line of credit as related party.

Our Line of Credit with Worldwide Business Services Group was due to mature on June 30, 2010.  However, due to the sale of our merchant portfolio, the Line of Credit renegotiated as of June 6, 2010, and now matures on June 30, 2011. Due to higher risk position created by the sale of the merchant portfolio, the loan renewal fee was raised to $100,000. The lender has stated its intention to renew the note for an additional one year period.

NOTE 13.  COMMITMENTS AND CONTINGENCIES

In July 2006, the Company entered into another line of credit agreement with the same vendor for $2,000,000. As of December 31, 2010, the Company has not drawn on the line of credit.

The Company is engaged in various non-cancelable operating leases for office facilities and equipment. Under the related lease agreements, the Company is obligated to make monthly payments ranging from $299 to $3,952. As of January 2011 all equipment lease obligations have been paid in full and the only remaining obligations are rent for our various office premises.

Minimum future lease obligations for the five years immediately following the balance sheet date are as follows:

2011	$63,024
Thereafter	5,200

Total future minimum lease commitments	$68,224

The company leases its facilities for a total of $6,436 per month.  Our current offices are located in Camarillo and Mission Viejo, California, Centennial, Colorado, and Tampa, Florida. Total lease costs for the years ended December 31, 2010 and 2009 were $99,131 and $89,476, respectively.

NOTE 14   SUBSEQUENT EVENTS

Management evaluated all activity of the Company through April 15, 2011 (the issue date of the Financial Statements) and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

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

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2010, the Company's internal control over financial reporting is effective based on those criteria.

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

None.

PART III

ITEM 10.  Directors, Executive Officers And Corporate Governance

The members of our board of directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors. Information as to our directors and executive officers is as follows:

Name	Age	Position

William Lopshire	48	Chief Executive Officer, Secretary and Director

Candace Mills	55	Chief Financial Officer

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

We believe that the preceding provides ample documentation of Mr. Lopshire’s qualifications to serve on our Board of Directors.

CANDACE MILLS, Chief Financial Officer. Ms. Mills has over twelve years of accounting and bookkeeping experience. Prior to joining the Company Ms. Mills has been employed in various accounting and managerial positions with small to medium size companies including Learning Group International, Price Waterhouse, Bugle Boy Industries, Inc. all based in Southern California. Ms. Mills owned and operated The Bookkeeper, a business that offered clients bookkeeping and accounting services, from March 2000 until being appointed as Chief Financial Officer of the Company. Ms. Mills holds an Associate of Arts in Business Management from the University of Akron where she graduated in 1982.

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

Meetings and Committees of the Board of Directors

Our Board of Directors did not hold any formal meeting during the fiscal year ended December 31, 2010.

We currently do not maintain any committees of the Board of Directors. Given our size and the development of our business to date, we believe that the board through its meetings can perform all of the duties and responsibilities which might be contemplated by a committee.  Our board of directors is expected to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee, in the near future. We intend to appoint such persons to the committees of the board of directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a national securities exchange, and we are under no obligation to do so.

Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which whereby security holders may recommend nominees to the Board of Directors.

Family Relationships

There are no family relationships between or among the above directors and/or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of copies of Forms 3, 4 and 5, and any subsequent amendments thereto, furnished to the Company by our directors, officers and beneficial owners of more than ten percent of our common stock, we are not aware of any Forms 3, 4 and/or 5 which certain of our directors, officers or beneficial owners of more than ten percent of our common stock that, during our fiscal year ended December 31, 2010, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

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

Board Leadership Structure and Role in Risk Oversight

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

The company currently has one full director, William Lopshire, who also serves as the company’s Chief Executive Officer. The company is actively seeking other qualified individuals to serve on the Company’s Board of Directors. At this time, the Company does not have Directors and Officers liability insurance which has been a deterring factor in seeking other qualified directors. The full director, as CEO of the company as actively involved in oversight of the company’s day to day activities.

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

ITEM 11.  Executive Compensation

The following tables set forth for the fiscal year indicated the compensation paid by our company to our Chief Executive Officer and other executive officers with annual compensation exceeding $100,000:

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION

SUMMARY COMPENSATION TABLE
Name and principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
William Lopshire	2010	113,077	54,320	0	0	0	0	0	167,397
Chief Executive	2009	126,923	58,925	0	0	0	0	0	185,848
Officer,Director
	2008	122,308	57,476	0	0	0	0	0	179,784
Candace Mills	2010	67,149	12,000	0	0	0	0	0	79,149
Chief Financial	2009	68,535	12,000	0	0	0	0	0	80,535
Officer
	2008	61,870	12,000	0	0	0	0	0	73,870
Kjell Nesen	2010	106,154	54,320	0	0	0	0	0	160,474
VP of Operations	2009	124,616	58,925	0	0	0	0	0	183,541
	2008	122,308	57,476	0	0	0	0	0	179,784
Dana Marlin	2010	113,077	54,320	0	0	0	0	0	167,397
General Manager	2009	126,923	58,925	0	0	0	0	0	185,848
	2008	122,308	57,476	0	0	0	0	0	179,784

Stock based compensation is accounted for using the Equity-Based Payments to Non-Employee Topic of the FASB ASC.

	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market value of shares or Units of Stock That Have Not Vested	Equity Incentive plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	(#)
William	1,000,000	0	0	0.21	6-30-2015	0	0	0	0
Lopshire	1,000,000			0.15	9-28-2012
Candace	0	10,000	0	0.15	9-28-2012	0	0	0	0
Mills
Kjell Nesen	1,000,000	0	0	0.21	6-30-2015	0	0	0	0
	1,000,000			0.15	9-28-2012
Dana Marlin	1,000,000	0	0	0.21	6-30-2015	0	0	0	0
	1,000,000			0.15	9-28-2012

Option Grants in Last Fiscal Year

Officers, directors, and employees received option grants as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	7,430,000	$0.19	3.5	$1,079,811
Granted	74,000	$0.15
Exercised	-	-
Forfeited or expired	(2,000)	$0.15		(153)
Outstanding at December 31, 2008	7,502,000	$0.19	3.5	$1,079,658
Exercisable at December 31, 2008	7,502,000	$0.19	3.5	$1,079,658
Outstanding at December 31, 2009	7,502,000	$0.19	3.5	$1,079,658
Exercisable at December 31, 2009	7,502,000	$0.19	3.5	$1,079,658
Outstanding at December 31, 2010	7,502,000	$0.19	3.5	$1,079,658
Exercisable at December 31, 2010	7,502,000	$0.19	3.5	$1,079,658

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

Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

None.

ITEM 12.  Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners

The following table sets forth the security and beneficial ownership for each class of our equity securities for any person who is known to be the beneficial owner of more than five percent of the Company as of April 15, 2011, based on 35,873,703 shares issued and outstanding:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common	Charles Salyer 555 Airport Way, Suite A Camarillo, CA 93010	2,250,000	6.38%

Common	Randy Simoneaux 555 Airport Way, Suite A Camarillo, CA 93010	2,224,793	6.30%

The total of our outstanding Common Shares as of April 15, 2011 are held by 85 shareholders of record.

 (b) Security Ownership of Management

The following table sets forth the ownership for each class of our equity securities owned beneficially and of record by all directors and officers of the Company as of April 15, 2011, based on 35,873,703 shares issued and outstanding:

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

ITEM 13.  Certain Relationships And Related Transactions, And Director Independence

On September 30, 2006, the Company entered into an agreement for a revolving line of credit worth $1,000,000 with Worldwide Business Services Group to be used primarily for working capital. The balance due on the line was $291,773 and $628,154 as of December 31, 2010 and 2009, respectively. In the third quarter of 2006, the CEO of Worldwide Business Services Group became the Company's General Manager. Due to this, we have reflected the outstanding line of credit as related party.

Our Line of Credit with Worldwide Business Services Group matured on June 30, 2010. The Line of Credit was renewed for one year during the second quarter of 2010 and now matures on June 30, 2011.

Related party bonuses paid during the years ended December 31, 2010 and 2009 totaled $0 and $0, respectively.

ITEM 14.  Principal Accountant Fees And Services

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-K, and for other services normally provided in connection with statutory filings were $63,207 and $73,893, respectively, for the years ended December 31, 2010 and 2009.

Audit Related Fees

The Company did not incur any audited related fees and services not included Audit Fees above for the years ended December 31, 2010 or 2009.

All Other Fees

There were tax preparation fees of $2,025 and $2,293 billed for the fiscal years ended December 31, 2010 and 2009, respectively.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We do not currently have an Audit Committee.  The policy of our Board of Directors, which acts as our Audit Committee, is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

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

INTERNATIONAL CARD ESTABLISHMENT, INC.

DATE: April 15, 2011	By:	/s/ WILLIAM LOPSHIRE
WILLIAM LOPSHIRE
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER),
SECRETARY AND DIRECTOR

By:	/s/ CANDACE MILLS
CANDACE MILLS
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ WILLIAM LOPSHIRE	CHIEF EXECUTIVE OFFICER, (PRINCIPAL EXECUTIVE OFFICER)	April 15, 2011
WILLIAM LOPSHIRE	SECRETARY AND DIRECTOR

/s/ CANDACE MILLS	CHIEF FINANCIAL OFFICER	April 15, 2011
CANDACE MILLS	(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)