Form 10-Q
period 2011-03-31
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2011-05-23
CIK 1156337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 16, 2011, there were 35,873,703 outstanding shares of the Registrant's Common Stock, $.0005 par value.

PART I
ITEM 1.  FINANCIAL STATEMENTS

INTERNATIONAL CARD ESTABLISHMENT, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2011

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$80,168	$31,762
Accounts receivable, net of allowance of $41,060 and $28,621 at March 31, 2011 and December 31, 2010, respectively	7,728	56,895
Note receivable, net of allowance of $50,000 at March 31, 2011 and December 31, 2010, respectively	8,500	8,500
Inventory	62,563	45,159
Other receivables	24,556	30,821
Prepaid finance charges	25,000	50,000

Total current assets	208,515	223,137

FIXED ASSETS, net of accumulated depreciation of $3,053,874 and $3,043,745 at March 31, 2011 and December 31, 2010, respectively	59,505	35,279
INTANGIBLE ASSETS	957,863	988,950
GOODWILL	87,979	87,979
OTHER NON-CURRENT ASSETS	115,045	116,367

Total assets	$1,428,907	$1,451,712

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$73,028	$46,037
Accrued expenses	490,145	430,283
Line of credit, related party	295,476	291,773

Total current liabilities	858,649	768,093

COMMITMENTS & CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Preferred stock; $0.01 par value; 10,000,000 shares authorized, 54,000 shares issued and outstanding at March 31, 2011, and December 31, 2010, respectively	540	540
Common stock; $0.0005 par value; 100,000,000 shares authorized, 35,873,703 shares issued and outstanding at March 31, 2011, and December 31, 2010, respectively	17,937	17,937
Common stock subscribed	30,000	30,000
Additional paid-in capital	19,628,401	19,628,401
Accumulated deficit	(19,106,620)	(18,993,259)

Total stockholders' equity	570,258	683,619

Total liabilities and stockholders' equity	$1,428,907	$1,451,712

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
(UNAUDITED)

	Three Months Ended
	March 31, 2011	March 31, 2010

Revenue:
Merchant services revenues	$571,094	$1,071,882
Equipment sales	157,202	145,948
Less: sales returns and allowances	(9,007)	(9,336)

Net revenue	719,289	1,208,494

Cost of revenue:
Commissions	128,901	103,440
Cost of sales	207,809	556,779
Cost of sales – equipment	8,249	20,289

Cost of revenue	344,959	680,508

Gross profit	374,330	527,986

Operating, general and administrative expenses:
General, administrative and selling expenses	423,768	506,924
Depreciation	10,129	10,108
Merchant portfolio attrition expense	48,883	65,450

Total operating, general and administrative expenses	482,780	582,482

Net operating (loss)	(108,450)	(54,496)

Non-operating income (expense):
Interest income	-	12
Interest (expense)	(4,910)	(9,770)
Gain on sale of fixed assets	-	1,990

Total non-operating income (expense)	(4,910)	(7,768)

Net loss before provision for income taxes	(113,360)	(62,264)

Provision for income taxes	-	-

Net income (loss)	$(113,360)	$(62,264)

Earnings per share – basic	$(0.00)	$(0.00)

Earnings per share – dilutive	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	35,873,703	35,873,703

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2011	March 31, 2010

Cash Flows from Operating Activities:
Net loss	$(113,360)	$(62,264)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	10,129	10,108
Gain on sale of fixed assets	-	(1,990)
Write off of cancelled merchant accounts	48,883	65,450
Allowance for doubtful accounts, other receivables and accrued interest income, net of bad debt recoveries	12,439	1,534
Changes in assets and liabilities
(Increase)/decrease in accounts receivable	36,729	(9,254)
Decrease in inventories	63,360	75,242
Decrease in other receivables	6,265	114,649
Decrease in prepaid expenses	25,000	12,501
Decrease in other non-current assets	1,321	-
Increase in accounts payable	26,990	14,727
Increase (decrease) in accrued expenses	90,295	(35,580)
(Decrease)/increase in Due to FTS – Underpayment	-	(27,849)

Net cash provided by operating activities	208,051	157,274

Cash Flows from Investing Activities:
Acquisitions, net of attrition	(17,796)	(20,370)
Purchase of property and equipment	(34,354)	-
Proceeds from sale of fixed assets	-	2,685

Net cash provided by (used) in investing activities	(52,150)	(17,685)

Cash Flows from Financing Activities:
Payment on line of credit, related party	(140,495)	(334,797)
Proceeds from line of credit, related party	33,000	200,000

Net cash used in financing activities	(107,495)	(134,797)

Net increase in cash	48,406	4,792

Cash, beginning of period	31,762	40,153

Cash, end of period	$80,168	$44,945

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(CONTINUED)

	Three Months Ended
	March 31, 2011	March 31, 2010

SUPPLEMENT DISCLOSURE OF CASH
FLOW INFORMATION
Cash paid for interest	$3,165	$10,647

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Noncash advances from line of credit, related party	$1,265	$(3,411)
Legal and Professional Fees paid from line of credit, related party	$30,433	$4,395
Inventory purchased from line of credit, related party	$80,764	$80,470
Inventory reclassified to fixed assets	$10,901	$5,679

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

The accompanying Condensed Consolidated Financial Statements of International Card Establishment, Inc. (the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Significant accounting policies disclosed therein have not changed except as noted below.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2010, Annual Report on Form 10-K. Operating results for the period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Reclassifications

Certain reclassifications, which have no effect on net loss or change in equity, have been made in the prior period financial statements to conform to the current presentation.

Note 2. Other Receivables

At March 31, 2011, and December 31, 2010, other receivables consisted of the following:

	March 31, 2011	December 31, 2010
Merchant residuals receivable	$20,476	$14,394
Other receivables	4,080	16,427
Total	$24,556	$30,821

December 31, 2010, merchant residuals of $14,394 were collected in January 2011. Other receivables were split between $1,896 in a funds pool flow through repayment and $2,184 in employee advances.  The balance of the employee advances was collected in first quarter of 2011.

At March 31, 2011, other receivables consisted of funds pool flow through transactions for one client.

Note 3. Due to FTS - Underpayment

In June 2009, one of our residual sources notified us that between November 2008 and April 2009 they had undercharged us by $111,393. An agreement was reached whereby the vendor would deduct an additional $9,283 per month in fees over the next 12 months. The $111,393 was split with $72,757 being offset against the second quarter residual income and $38,636 (representing the November and December 2008 portion) was treated as Other Expense. At March 31, 2010, the outstanding balance payable was $27,848. With the sale of our merchant portfolio in April 2010 the balance was paid in full.

Note 4. Subscriptions

As of March 31, 2011, we anticipate issuing shares to satisfy a $30,000 2004 common stock subscription.

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

• RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

• LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of March 31, 2011, and December 31, 2010.

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

OVERVIEW

We are a rapidly growing provider of credit and debit card-based payment processing services and Gift & Loyalty products to small merchants. As of March 31, 2011, we provide our services to numerous ISOs and thousands of merchants located across the United States. Our payment processing services enable our merchants to process traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone.

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

In 2010 the Company developed a new sales model, the DRIVE program. Under this model, ICE provides marketing services to merchants by selling cards to the public. These cards entitle the purchaser to discounts on stated products sold by the merchant.As used in these Notes to the Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to International Card Establishment, Inc. and, unless the context indicates otherwise its consolidated subsidiaries. The Companies subsidiaries include NEOS Merchant Services ("NEOS"), a Nevada corporation, which provides smart card loyalty programs in an integrated vertical system for its customers, as well as other electronic payment services (merchant services); International Card Establishment ("ICE"), which provides electronic payment services (merchant services); and INetEvents, Inc. ("INET"), a Nevada corporation, which has been dormant since 2005.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Accounting

On January 1, 2008, the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, became effective for the Company. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company reports assets and liabilities that are measured at fair value using a three-tier fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

Results of operations consist of the following:

	March 31, 2011	March 31, 2010	Difference	Difference
			$	%
Net Revenues	$719,289	$1,208,494	$(489,205)	(40)
Cost of Revenues	344,959	680,508	(335,549)	(49)

Gross Profit	374,330	527,986	(153,656)	(29)
Operating, General, and Administrative Costs	482,780	582,482	(99,702)	(17)

Net Operating Gain/(Loss)	$(108,450)	$(54,496)	$(53,954)	99

Net revenues decreased by $489,205 from $1,208,494 for the three months ended March 31, 2010, to $719,289 for the three months ended March 31, 2011, due mainly the sale of one of our credit card portfolios as well as the poor economy, the continued attrition of merchant accounts and tighter credit policies. Residuals decreased by approximately $500,788 due primarily to the sale of one of our credit card portfolios. Other contributing factors to this decrease were the attrition of merchant accounts. Many small businesses closed last year due to the lagging economy. A number of merchants simply closed their doors and bank accounts, precluding us from even collecting their early termination fees. Equipment sales rose by $11,254.  Merchant attrition, caused by better offers from competitors as well as closing businesses, is a common aspect of our industry. However, we believe our new marketing models have helped offset losses due to attrition to some extent.

The costs associated with the merchant account services decreased by approximately 49% or $335,549 primarily due to decreased costs associated with residual income as well as decreased commissions and equipment costs due to lower sales. Again, both residuals and sales were lower than in prior periods due to the continued poor economy.

General and administrative costs decreased by approximately 17% or $99,702 from $582,482 for the three months ended March 31, 2010, to $482,780 for the three months ended March 31, 2011. While there was a cumulative decrease of approximately $142,404 for advertising, amortization, insurance, legal & professional fees, office, payroll, postage, equipment rental, repair and maintenance, tax and telephone expenses, these were offset by a $42,702 combined increase in auto, bad debt, bank fees, depreciation, employee benefits, licenses, dues and subscriptions, loan renewal fees, meals and entertainment, penalties, rent on premises, recruiting and training, and travel expenses.

LIQUIDITY AND CAPITAL RESOURCES

We are currently seeking to expand our merchant services offerings in bankcard and gift and loyalty. In addition, we are investigating additional business opportunities and potential acquisitions; accordingly we will require additional capital to complete the expansion and to undertake any additional business opportunities.

	March 31, 2011	December 31, 2010	Difference	Difference
			$	%
Cash	$80,168	$31,762	$48,406	152
Accounts Receivable, net	$7,728	$56,895	$(49,167)	(86)
Accounts Payable and Accrued Expenses	$563,173	$476,320	$86,853	18

We have financed our operations during the first quarter primarily through sales, the collection of accounts receivable, the use of our line of credit, and the use of cash on hand. As of March 31, 2011, we had total current liabilities of $858,649 compared to $768,093 as of December 31, 2010. The $90,556 increase in current liabilities is due to a $3,703 higher balance on the Line of Credit, an increase of $26,991 in accounts payable and increases of $217 in accrued expenses, $1,746 in accrued interest, $17,823 in customer deposits, $71 in accrued taxes and an increase in payroll expenses of $40,005.

Cash increased 18% from $31,762 at December 31, 2010, to $80,168 at March 31, 2011 due to increased residual income and revenues from the new DRIVE program.

As of March 31, 2011, our accounts receivable, net decreased to $7,728 compared to $56,895 at December 31, 2010. The related allowance for doubtful accounts increased $12,439 from $28,621 at December 31, 2010, to $41,060 as of March 31, 2011, due primarily to timing on collections in the first quarter.

We had no equity issuances in the first quarter of 2011.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including William Lopshire, the Company's Chief Executive Officer ("CEO") and Candace Mills, the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2011. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended March 31, 2011. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

INTERNATIONAL CARD ESTABLISHMENT, INC.

Date: May 23, 2011	BY:	/s/ WILLIAM LOPSHIRE
WILLIAM LOPSHIRE
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER),
SECRETARY AND DIRECTOR

	BY:	/s/ CANDACE MILLS
CANDACE MILLS
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)