Form 10-Q
period 2011-06-30
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2011-08-15
CIK 1156337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 15, 2011, there were 35,873,703 outstanding shares of the Registrant's Common Stock, $.0005 par value.

PART I
ITEM 1.   FINANCIAL STATEMENTS

INTERNATIONAL CARD ESTABLISHMENT, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2011
INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$12,471	$31,762
Accounts receivable, net of allowance of $28,007 and $28,621 at June 30, 2011 and December 31, 2010, respectively	22,620	56,895
Note receivable, net of allowance of $50,000 at June 30, 2011 and December 31, 2010, respectively	8,500	8,500
Inventory	55,073	45,159
Other receivables	21,834	30,821
Prepaid finance charges	100,000	50,000

Total current assets	220,498	223,137

FIXED ASSETS, net of accumulated depreciation of $3,062,907 and $3,043,745 at June 30, 2011 and December 31, 2010, respectively	53,365	35,279
INTANGIBLE ASSETS	925,387	988,950
GOODWILL	87,979	87,979
OTHER NON-CURRENT ASSETS	114,606	116,367

Total assets	$1,401,835	$1,451,712

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$489,760	$476,320
Line of credit, related party	449,879	291,773

Total current liabilities	939,639	768,093

COMMITMENTS	-	-
STOCKHOLDERS' EQUITY
Preferred stock; $0.01 par value; 10,000,000 shares authorized, 54,000 shares issued and outstanding at June 30, 2011, and December 31, 2010, respectively	540	540
Common stock; $0.0005 par value; 100,000,000 shares authorized, 35,873,703 shares issued and outstanding at June 30, 2011, and December 31, 2010, respectively	17,937	17,937
Common stock subscribed	30,000	30,000
Additional paid-in capital	19,628,401	19,628,401
Accumulated deficit	(19,214,682)	(18,993,259)

Total stockholders' equity	462,196	683,619

Total liabilities and stockholders' equity	$1,401,835	$1,451,712

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenue:
Merchant services revenues	$530,037	$402,928	$1,101,131	$1,474,809
Equipment sales	153,072	153,813	310,274	299,760
Less: sales returns and allowances	1,260	(7,615)	(7,748)	(16,950)
Net revenue	684,369	549,126	1,403,657	1,757,619

Cost of revenue:
Commissions	125,830	217,924	254,731	321,364
Cost of sales	203,356	99,639	411,165	656,418
Cost of sales – equipment	6,424	11,123	14,672	31,411
Cost of revenue	335,610	328,686	680,568	1,009,193

Gross profit	348,759	220,440	723,089	748,426

Operating, general and administrative expenses:
General, administrative and selling expenses	395,600	543,421	819,369	1,050,344
Depreciation	9,033	10,524	19,161	20,632
Merchant portfolio attrition expense	46,650	54,258	95,533	119,708
Total operating, general and administrative expenses	451,283	608,203	934,063	1,190,684

Net operating (loss)	(102,524)	(387,763)	(210,974)	(442,258)

Non-operating income (expense):
Interest income	-	1,219	-	1,231
Interest (expense)	(5,538)	(3,767)	(10,449)	(13,538)
Gain on sale of fixed assets	-	536,215	-	538,205

Total non-operating income (expense)	(5,538)	533,667	(10,449)	525,898

Net income/(loss) before provision for income taxes	(108,062)	145,904	(221,423)	83,640

Provision for income taxes	-	-	-	-

Net income (loss)	$(108,062)	$145,904	$(221,423)	$83,640

Earnings per share – basic	$0.00	$0.00	$(0.01)	$0.00

Earnings per share – dilutive	$0.00	$0.00	$(0.01)	$0.00

Weighted average shares outstanding - basic	35,873,703	35,873,703	35,873,703	35,873,703

Weighted average shares outstanding - dilutive	35,873,703	35,873,703	35,873,703	35,873,703

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2011	June 30, 2010

Cash Flows from Operating Activities:
Net Income/(loss)	$(221,423)	$83,640

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	19,161	20,632
Gain on sale of fixed assets	-	(1,989)
Write off of cancelled merchant accounts	48,883	119,708
Allowance for doubtful accounts, other receivables and accrued interest income, net of bad debt recoveries	(614)	(3,258)
Changes in assets and liabilities
(Increase)/decrease in accounts receivable	34,889	5,001
Decrease in inventories	214,220	272,635
Decrease in other receivables	8,988	184,714
(Increase) in prepaid expenses	(50,000)	(75,000)
(Increase)/decrease in other non-current assets	1,760	(25,654)
Increase/(decrease) in accounts payable	7,575	(8,679)
Increase in accrued expenses	43,969	60,017
(Decrease) in Due to FTS – Underpayment	-	(55,697)

Net cash provided by operating activities	107,408	576,070

Cash Flows from Investing Activities:
Acquisitions, net of attrition	14,680	230,476
Purchase of property and equipment	(37,247)	(15,347)
Proceeds from sale of fixed assets	-	2,685

Net cash provided by (used) in investing activities	(22,567)	217,814

Cash Flows from Financing Activities:
Payment on line of credit, related party	(350,132)	(1,036,177)
Proceeds from line of credit, related party	246,000	278,000

Net cash used in financing activities	(104,132)	(758,177)

Net increase (decrease) in cash	(19,291)	35,707

Cash, beginning of period	31,762	40,153

Cash, end of period	$12,471	$75,860

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(CONTINUED)

	Six Months Ended
	June 30, 2011	June 30, 2010

SUPPLEMENT DISCLOSURE OF CASH
FLOW INFORMATION
Cash paid for interest	$3,165	$19,775

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Noncash advances from line of credit, related party	$1,981	$(2,653)
Legal and Professional Fees paid from line of credit, related party	$38,104	$27,246
Inventory purchased from line of credit, related party	$224,123	$251,055
Inventory reclassified to fixed assets	$13,714	$8,441

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2010, Annual Report on Form 10-K. Operating results for the period ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Reclassifications

Certain reclassifications, which have no effect on net loss or change in equity, have been made in the prior period financial statements to conform to the current presentation.

Note 2. Other Receivables

At June 30, 2011, and December 31, 2010, other receivables consisted of the following:

	June 30, 2011	December 31, 2010
Merchant residuals receivable	$19,641	$14,394
Other receivables	2,193	16,427
Total	$21,834	$30,821

December 31, 2010, merchant residuals of $14,394 were collected in January 2011. Other receivables were split between $13,127 in a funds pool flow through repayment and $3,300 in employee advances.  The balance of the employee advances was collected in first quarter of 2011.

At June 30, 2011, other receivables consisted of funds pool flow through transactions for one client.

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

Note 4. Subscriptions

As of June 30, 2011, we anticipate issuing shares to satisfy a $30,000 2004 common stock subscription. As of the filing date this has not been completed.

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

• RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010. A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

• LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of June 30, 2011, and December 31, 2010.

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

OVERVIEW

We are a rapidly growing provider of credit and debit card-based payment processing services and Gift & Loyalty products to small merchants. As of June 30, 2011, we provide our services to numerous ISOs and thousands of merchants located across the United States. Our payment processing services enable our merchants to process traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

Results of operations consist of the following:

	June 30, 2011	June 30, 2010	Difference	Difference
			$	%
Net Revenues	$684,369	$549,126	$135,243	25
Cost of Revenues	335,610	328,686	6,924	2

Gross Profit	348,759	220,440	128,319	58
Operating, General, and Administrative Costs	451,283	608,203	(156,920)	(26)

Net Operating Gain/(Loss)	$(102,524)	$(387,763)	$285,239	74

Net revenues increased by $135,243 from $549,126 for the three months ended June 30, 2010, to $684,369 for the three months ended June 30, 2011, due mainly to the development of a new credit card portfolio, additional sales in the month to month program and increased sales of the new DRIVE card program. Residuals increased by approximately $103,354 due primarily to the development of the new credit card portfolio.

The costs associated with the merchant account services increased by approximately 2% or $6,924 primarily due to increased costs associated with residual income as well as increased commissions and equipment costs due to higher sales.

General and administrative costs decreased by approximately 26% or $156,920 from $608,203 for the three months ended June 30, 2010, to $451,283 for the three months ended June 30, 2011. While there was a cumulative increase of approximately $43,448 for advertising, auto, bad debt expense, consulting fees, loan renewal fee, rent on premises, tax and telephone expenses, these were offset by a $200,368 combined decrease in amortization, depreciation, insurance, legal and professional fees, salaries and bonuses, postage, rent on equipment, repairs and maintenance and travel expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

Results of operations consist of the following:

	June 30, 2011	June 30, 2010	Difference	Difference
			$	%
Net Revenues	$1,403,657	$1,757,619	$(353,962)	(20)
Cost of Revenues	680,568	1,009,193	(328,624)	(33)

Gross Profit	723,089	748,426	(25,337)	(3)
Operating, General, and Administrative Costs	934,063	1,190,684	(256,621)	(22)

Net Operating Gain/(Loss)	$(210,974)	$(442,258)	$(231.284)	(52)

Net revenues decreased by $353,962 from $1,757,619 for the six months ended June 30, 2010, to $1,403,657 for the six months ended June 30, 2011, due mainly the sale of one of our credit card portfolios as well as the continued attrition of merchant accounts and tighter credit policies. Residuals decreased by approximately $446,846 due primarily to the sale of one of our credit card portfolios. Other contributing factors to this decrease were the attrition of merchant accounts. A number of merchants simply closed their doors and bank accounts, precluding us from even collecting their early termination fees. The decrease in residuals was offset by a $92,884 increase in sales of our month to month program, the new DRIVE card program begun in the third quarter of 2010 and increased card reorders. Equipment sales rose by $19,717. While merchant attrition, caused by better offers from competitors as well as closing businesses, is a common aspect of our industry, we believe our new marketing models have helped offset losses due to attrition to some extent.

The costs associated with the merchant account services decreased by approximately 33% or $328,624 primarily due to decreased costs associated with residual income as well as decreased commissions and equipment costs. The month to month and DRIVE card sales models generate continuing income using existing equipment thus lowering the overall equipment costs.

General and administrative costs decreased by approximately 22% or $256,621 from $1,190,684 for the six months ended June 30, 2010, to $934,063 for the six months ended June 30, 2011. While there was a cumulative decrease of approximately $334,639 for advertising, amortization, depreciation, legal & professional fees, office, payroll, postage, equipment rental, repair and maintenance, tax and telephone expenses, these were offset by a $78,018 combined increase in auto, bad debt, bank fees, consulting fees, employee benefits, licenses, dues and subscriptions, loan renewal fees, penalties, rent on premises, recruiting and training, and travel expenses.

LIQUIDITY AND CAPITAL RESOURCES

We are currently seeking to expand our merchant services offerings in bankcard and gift and loyalty. In addition, we are investigating additional business opportunities and potential acquisitions; accordingly we will require additional capital to complete the expansion and to undertake any additional business opportunities.

	June 30, 2011	December 31, 2010	Difference	Difference
			$	%
Cash	$12,471	$31,762	$(19,291)	(61)
Accounts Receivable, net	$22,620	$56,895	$(34,275)	(60)
Accounts Payable and
Accrued Expenses	$489,760	$476,320	$13,440	3

We have financed our operations during the second quarter primarily through sales, the collection of accounts receivable, the use of our line of credit, and the use of cash on hand. As of June 30, 2011, we had total current liabilities of $939,639 compared to $768,093 as of December 31, 2010. The $171,546 increase in current liabilities is due to a $158,106 higher balance on the Line of Credit, an increase of $7,575 in accounts payable and increases of $7,417 in merchant chargeback reserves, $7,284 in accrued interest, $4,582 in customer deposits and $644 in accrued taxes. These increases were offset by decreases of $7,636 in accrued expenses and $6,426 in payroll expenses.

Cash decreased 61% from $31,762 at December 31, 2010, to $12,471 at June 30, 2011 due to increased commissions due to increased sales in addition to several large merchant chargebacks which will be recovered in the third quarter.

As of June 30, 2011, our accounts receivable, net decreased to $22,620 compared to $56,895 at December 31, 2010. The related allowance for doubtful accounts decreased $614 from $28,621 at December 31, 2010, to $28,007 as of June 30, 2011, due primarily to timing on collections in the second quarter.

We had no equity issuances in the second quarter of 2011.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including William Lopshire, the Company's Chief Executive Officer ("CEO") and Candace Mills, the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended June 30, 2011. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended June 30, 2011. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 6.   EXHIBITS.

(a)	The following exhibits are filed with this report.

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350.

101**	The following materials from International Card Establishment, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.
______________
**
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL CARD ESTABLISHMENT, INC.

Date: August 15, 2011	BY:	/s/ WILLIAM LOPSHIRE
WILLIAM LOPSHIRE
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER),
SECRETARY AND DIRECTOR

	BY:	/s/ CANDACE MILLS
CANDACE MILLS
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)