Form 10-Q
period 2011-09-30
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2011-11-14
CIK 1156337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2011, there were 35,873,703 outstanding shares of the Registrant's Common Stock, $.0005 par value.

PART I
ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL CARD ESTABLISHMENT, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2011

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$2,791	$31,762
Accounts receivable, net of allowance of $24,783 and $28,621 at September 30, 2011 and December 31, 2010, respectively	13,762	56,895
Note receivable, net of allowance of $50,000 at September 30, 2011 and December 31, 2010, respectively	8,500	8,500
Inventory	58,198	45,159
Other receivables	24,617	30,821
Prepaid finance charges	75,000	50,000

Total current assets	182,868	223,137

FIXED ASSETS, net of accumulated depreciation of $3,071,476 and $3,043,745 at September 30, 2011 and December 31, 2010, respectively	56,785	35,279
INTANGIBLE ASSETS	889,625	988,950
GOODWILL	87,979	87,979
OTHER NON-CURRENT ASSETS	114,606	116,367

Total assets	$1,331,863	$1,451,712

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$568,621	$476,320
Line of credit, related party	386,420	291,773

Total current liabilities	955,041	768,093

COMMITMENTS	-	-
STOCKHOLDERS' EQUITY

Preferred stock; $0.01 par value; 10,000,000 shares authorized, 54,000 shares issued and outstanding at September 30, 2011, and December 31, 2010, respectively	540	540
Common stock; $0.0005 par value; 100,000,000 shares authorized, 35,873,703 shares issued and outstanding at September 30, 2011, and December 31, 2010, respectively	17,937	17,937
Common stock subscribed	30,000	30,000
Additional paid-in capital	19,628,401	19,628,401
Accumulated deficit	(19,300,056)	(18,993,259)

Total stockholders' equity	376,822	683,619

Total liabilities and stockholders' equity	$1,331,863	$1,451,712

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Revenue:
Merchant services revenues	$564,784	$434,712	$1,665,914	$1,909,521
Equipment sales	146,128	152,967	456,402	452,727
Less: sales returns and allowances	(13,935)	(2,583)	(21,682)	(19,533)
Net revenue	696,977	585,096	2,100,634	2,342,715

Cost of revenue:
Commissions	101,949	89,421	356,680	410,785
Cost of sales	203,607	123,307	614,772	779,725
Cost of sales – equipment	13,918	14,573	28,590	45,984
Cost of revenue	319,474	227,301	1,000,042	1,236,494

Gross profit	377,503	357,795	1,100,592	1,106,221

Operating, general and administrative expenses:
General, administrative and selling expenses	400,020	443,565	1,219,388	1,493,909
Depreciation	8,569	12,350	27,731	32,982
Merchant portfolio attrition expense	47,245	57,565	142,778	177,273
Total operating, general and administrative expenses	455,834	513,480	1,389,897	1,704,164

Net operating (loss)	(78,331)	(155,685)	(289,305)	(597,943)

Non-operating income (expense):
Interest income	-	-	1	1,231
Interest (expense)	(7,043)	(3,583)	(17,492)	(17,121)
Gain on sale of fixed assets	-	-	-	538,205

Total non-operating income (expense)	(7,043)	(3,583)	(17,491)	522,315

Net income/(loss) before provision for income taxes	(85,374)	(159,268)	(306,796)	(75,628)

Provision for income taxes	-	-	-	-

Net income (loss)	$(85,374)	$(159,268)	$(306,796)	$(75,628)

Earnings per share – basic	$0.00	$0.00	$(0.01)	$0.00

Earnings per share – dilutive	$0.00	$0.00	$(0.01)	$0.00

Weighted average shares outstanding - basic	35,873,703	35,873,703	35,873,703	35,873,703

Weighted average shares outstanding - dilutive	35,873,703	35,873,703	35,873,703	35,873,703

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30, 2011	September 30, 2010

Cash Flows from Operating Activities:
Net (Loss)	$(306,796)	$(75,628)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	27,731	32,982
Gain on sale of fixed assets	-	(1,989)
Write off of cancelled merchant accounts	95,530	119,708
Allowance for doubtful accounts, other receivables and accrued interest income, net of bad debt recoveries	(3,838)	(844)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	46,972	(4,564)
Decrease in inventories	274,389	338,191
Decrease in other receivables	6,204	179,561
(Increase) in prepaid expenses	(25,000)	(50,000)
Decrease (increase) in other non-current assets	1,761	(25,654)
Increase/(decrease) in accounts payable	6,611	(13,475)
Increase (decrease) in accrued expenses	137,894	(25,088)
(Decrease) in Due to FTS – Underpayment	-	(55,697)

Net cash provided by operating activities	261,458	417,503

Cash Flows from Investing Activities:
Acquisitions, net of attrition	3,792	806,696
Purchase of property and equipment	(49,236)	(9,900)
Proceeds from sale of fixed assets	-	(538,205)

Net cash provided by (used) in investing activities	(45,444)	258,591

Cash Flows from Financing Activities:
Payment on line of credit, related party	(696,012)	(1,218,498)
Proceeds from line of credit, related party	451,027	538,000

Net cash used in financing activities	(244,985)	(680,498)

Net (decrease) in cash	(28,971)	(4,404)

Cash, beginning of period	31,762	40,153

Cash, end of period	$2,791	$35,749

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(CONTINUED)

	Nine Months Ended
	September 30, 2011	September 30, 2010

SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$17,041	$19,775

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Noncash advances from line of credit, related party	$2,609	$2,957
Legal and Professional Fees paid from line of credit, related party	$52,204	$2,203
Inventory purchased from line of credit, related party	$287,428	$316,517
Inventory reclassified to fixed assets	$21,912	$8,441

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Operating results for the period ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011

Reclassifications

Certain reclassifications, which have no effect on net loss or change in equity, have been made in the prior period financial statements to conform to the current presentation.

Note 2. Other Receivables

At September 30, 2011, and December 31, 2010, other receivables consisted of the following:

	September 30, 2011	December 31, 2010
Merchant residuals receivable	$16,083	$14,394
Other receivables	8,534	16,427
Total	$24,617	$30,821

December 31, 2010, merchant residuals of $14,394 were collected in January 2011. Other receivables were split between $13,127 in a funds pool flow through repayment and $3,300 in employee advances.  The balance of the employee advances was collected in first quarter of 2011.

At September 30, 2011, other receivables consisted of $2,034 in a funds pool flow through repayment and $6,500 in employee advances. The employee advances remain outstanding at the time of this filing.

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

Note 4. Subscriptions

As of September 30, 2011, we anticipated issuing 30,000 shares of the Company’s common stock in connection with the sale of such securities pursuant to a subscription agreement dated as of April 2004 between the Company and an investor in the aggregate amount of $21,000. As of the date of filing this has not been completed

Note 5. Subsequent Events

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

•
RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2011 compared to the three months and nine months ended September 30, 2010. A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

•	LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of September 30, 2011, and December 31, 2010.

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

OVERVIEW

We are provider of credit and debit card-based payment processing services and Gift & Loyalty products to small merchants. As of September 30, 2011, we provide our services to numerous ISOs and thousands of merchants located across the United States. Our payment processing services enable our merchants to process traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone.

Over the last couple of years we have been addressing the current economic climate and increased competitiveness. We are continually exploring new avenues for expanding our revenue streams; examples are the DRIVE card and “white label” licensing programs. In addition, we have cut overhead and tightened our spending.

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

In 2010 the Company developed a new sales model, the DRIVE program. Under this model, ICE provides marketing services to merchants by selling cards to the public. These cards entitle the purchaser to discounts on stated products sold by the merchant. As used herein, the terms the "Company", "we", "us", "our" and similar terms refer to International Card Establishment, Inc. and, unless the context indicates otherwise its consolidated subsidiaries. The Company’s subsidiaries include NEOS Merchant Services ("NEOS"), a Nevada corporation, which provides smart card loyalty programs in an integrated vertical system for its customers, as well as other electronic payment services (merchant services); International Card Establishment ("ICE"), which provides electronic payment services (merchant services); and INetEvents, Inc. ("INET"), a Nevada corporation, which has been dormant since 2005.

In September 2011 the Company began “white label” licensing the LIFT program to some of our ISOs. Under the licensing agreement, the ISOs pay us a flat monthly fee to sell the LIFT program under their brand. The merchants these ISOs sign under the “white label” program are provided the same services we provide to merchants under the LIFT program. We are able to generate additional in-house revenues through card sales.

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

REVENUE AND COST RECOGNITION

Substantially all of our revenues are generated from fees charged to merchants for card-based payment processing services and our proprietary Gift and Loyalty programs.

Merchants enrolled in the card-based payment processing services are charged a bundled rate, primarily based upon the merchant's monthly charge volume and risk profile. Our fees principally consist of discount fees, which are a percentage of the dollar amount of each credit or debit transaction. We charge all merchants higher discount rates for card-not-present transactions than for card-present transactions in order to compensate ourselves for the higher risk of underwriting these transactions. We derive the balance of our revenues in this stream from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees and fees for other miscellaneous services, such as handling charge backs. We recognize discounts and other fees related to payment transactions at the time the merchants' transactions are processed. We recognize revenues derived from service fees at the time the service is performed. Related interchange and assessment costs are also recognized at that time.

Merchants participating in the Gift and Loyalty programs are charged a flat monthly fee. Those merchants participating in the Month to Month programs may pay additional fees for text and mobile messaging. Many of these merchants are also enrolled in the Guardian program for which they are charged a monthly fee to insure their terminal in case of mechanical failure for reasons other than damage or breakage.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

Results of operations consist of the following:

	September 30, 2011	September 30, 2010	Difference $	Difference %

Net Revenues	$696,977	$585,096	$111,881	19
Cost of Revenues	319,474	227,301	92,173	41

Gross Profit	377,503	357,795	19,708	6
Operating, General, and Administrative Costs	455,834	513,480	(57,646)	(11)

Net Operating Gain (Loss)	$(78,331)	$(155,685)	$77,354	(50)

Net revenues increased by $111,881 from $585,096 for the three months ended September 30, 2010, to $696,977 for the three months ended September 30, 2011, due mainly to the development of a new credit card portfolio, additional sales in the month to month program and increased sales of the new DRIVE card program. Residuals increased by approximately $93,407 due primarily to the development of the new credit card portfolio.

The costs associated with the merchant account services increased by approximately 41% or $92,173 primarily due to increased costs associated with residual income as well as increased commissions and unrecovered chargebacks.

General and administrative costs decreased by approximately 11% or $57,646 from $513,480 for the three months ended September 30, 2010, to $455,834 for the three months ended September 30, 2011. Decreases in amortization, legal and professional fees and payroll accounted for $55,133 in reductions with an additional $15,546 of cumulative cuts achieved in bad debt, depreciation, insurance, penalties, equipment rental and travel expenses for a total reduction of $70,679. These reductions were offset by increased spending of approximately $13,033 for advertising, auto, bank fees, licenses and dues, office expense, recruiting and tax expenses.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

Results of operations consist of the following:

	September 30, 2011	September 30, 2010	Difference $	Difference %

Net Revenues	$2,100,634	$2,342,715	$(242,081)	(10)
Cost of Revenues	1,000,042	1,236,494	(236,452)	(19)

Gross Profit	1,100,592	1,106,221	(5,629)	(1)
Operating, General, and Administrative Costs	1,389,897	1,704,164	(314,267)	(18)

Net Operating Gain (Loss)	$(289,305)	$(597,943)	$308,638	(52)

Net revenues decreased by $242,081 from $2,342,715 for the nine months ended September 30, 2010, to $2,100,634 for the nine months ended September 30, 2011, due mainly to the sale of one of our credit card portfolios as well as the continued attrition of merchant accounts and tighter credit policies. Residuals decreased by approximately $250,735 due primarily to the sale of one of our credit card portfolios. Other contributing factors of this decrease were the attrition of merchant accounts. The decrease in residuals was offset by a $31,390 increase in sales of our month to month program, $95,690 in sales through the new DRIVE card program that began in the third quarter of 2010 and increased card reorders. While merchant attrition, caused by better offers from competitors as well as closing businesses, is a common aspect of our industry, we believe our new marketing models have helped offset losses due to attrition to some extent.

The costs associated with the merchant account services decreased by approximately 19% or $236,452 primarily due to decreased costs associated with residual income as well as decreased commissions and equipment costs. The Month to Month and DRIVE card sales models generate continuing income using existing equipment thus lowering the overall equipment costs.

General and administrative costs decreased by approximately 18% or $314,267 from $1,704,164 for the nine months ended September 30, 2010, to $1,389,897 for the nine months ended September 30, 2011. Decreases in amortization, legal and professional fees and payroll accounted for the largest portion ($370,856) with an additional $26,464 for advertising, depreciation, insurance, office, postage, equipment rental, and telephone expenses accounted for a total reduction of $397,320. These were offset by increased bad debt and loan renewal fees of $58,406 plus an additional $24,647 of auto, consulting fees, employee benefits, licenses, dues and subscriptions, penalties, postage, rent on premises, recruiting and training, and taxes for a total increase of $83,053.

LIQUIDITY AND CAPITAL RESOURCES

We are currently seeking to expand our merchant services offerings in bankcard and gift and loyalty. In addition, we are investigating additional business opportunities and potential acquisitions; accordingly we may require additional capital to complete the expansion and to undertake any additional business opportunities.

	September 30, 2011	December 31, 2010	Difference $	Difference %

Cash	$2,791	$31,762	$(28,971)	(91)
Accounts Receivable, net	$13,762	$56,895	$(43,133)	(76)
Accounts Payable and Accrued Expenses	$568,621	$476,320	$92,301	19

We have financed our operations during the third quarter primarily through sales, the collection of accounts receivable, the use of our line of credit, and the use of cash on hand. As of September 30, 2011, we had total current liabilities of $955,041 compared to $768,093 as of December 31, 2010. The $186,948 increase in current liabilities is due primarily to increases of a $94,647 higher balance on the Line of Credit and $79,236 in payroll expenses. This increase in payroll is due to three members of upper management receiving only a portion of their pay since November  2010 and accrual of the balance owed to them. An additional $21,915 in increases is accounted for by accounts payable, merchant chargeback reserves, customer deposits and  accrued taxes. These increases were offset by decreases of $8,850 in accrued expenses and sales taxes payable.

Cash decreased 91% from $31,762 at December 31, 2010, to $2,791 at September 30, 2011 due to increased commissions due to increased sales in addition to several large merchant chargebacks which the company is in the process of recovering.

As of September 30, 2011, net our accounts receivable decreased to $13,762 compared to $56,895 at December 31, 2010. The related allowance for doubtful accounts decreased $3,838 from $28,621 at December 31, 2010, to $24,783 as of September 30, 2011, due primarily to timing on collections in the third quarter.

We had no equity issuances in the third quarter of 2011.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including William Lopshire, the Company's Chief Executive Officer ("CEO") and Candace Mills, the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended September 30, 2011. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended September 30, 2011. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

101**
The following materials from International Card Establishment, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

.
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

INTERNATIONAL CARD ESTABLISHMENT, INC.

Date: November 14, 2011	By:	/s/ WILLIAM LOPSHIRE
WILLIAM LOPSHIRE
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER),

SECRETARY AND DIRECTOR

	By:	/s/ CANDACE MILLS
CANDACE MILLS
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)