Form 10-K
period 2011-12-31
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2012-04-13
CIK 1156337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2011

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price of December 31, 2011, the aggregate market value of common stock held by non-affiliates of the registrant was $342,737.

The number of common shares outstanding of the registrant was 35,873,703 as of April 13, 2012.

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

In September 2011 the Company began “white label” licensing the LIFT program to some of our independent sales organizations (ISOs). Under the licensing agreement, the ISOs pay us a flat monthly fee to sell the LIFT program under their brand. The merchants signed under the “white label” program are provided the same services we provide to merchants under the LIFT program. We are able to generate additional in-house revenues through card sales.

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

Industry Overview

The use of card-based forms of payment, such as credit and debit cards, by consumers in the United States has steadily increased over the past ten years. The proliferation of credit and debit cards has made the acceptance of card-based payment a necessity for businesses, both large and small, in order to remain competitive. The Federal Reserve reported that in 2011 there were 20 billion transactions, with average tickets equaling $88 per transaction. The top three companies accounted for 86% of the total transactions, with Visa representing 38.5%, MasterCard representing 24.3% and American Express representing 23.2%. The number of transactions is less than had been previously predicted. In 2009 consumer debt declined for the first time ever. This is attributed to the fact that consumers began paying off their credit card debt and using alternatives such as debit and gift cards to pay for transactions.

Increased regulation has played a role in the decrease of credit card transactions. The 2009 Credit Card Accountability, Responsibility, and Disclosure (CARD) Act included restrictions on some marketing practices, and limitations on the circumstances under which a card company can raise interest rates. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 allocated the setting of interchange fees on debit cards to the Federal Reserve and continues to allow credit card transaction fees to be set higher than debit card transactions fees. This has led to many merchants to set their transaction interface equipment default to debit transactions. Some merchants, such as AM/PM, accept only debit cards.

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

GROWTH IN CARD-NOT-PRESENT TRANSACTIONS. Market researchers expect dramatic growth in card-not-present transactions due to the rapid growth of the Internet. US online retail reached $175 billion in 2007 in the USA and is projected to grow to $335 billion by 2012, as forecasted by Forrester Research, Inc. This growth is based on two primary factors:

•	continued shift of sales away from stores and to online and catalog purchases, and

•	online shoppers appear to be affected less by the current economic climate.

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

Market Outlook

Historically, larger acquiring banks have marketed credit card processing services to national and regional merchants, not emphasizing small to medium-sized merchants, as small merchants are often difficult to identify and expensive to service. This created an opportunity for non-banks, including ISOs such as ICE, which recognized the business potential of providing electronic processing to these small merchants. The transaction processing industry has undergone rapid consolidation over the last several years with the top four payment processors controlling over 60% of the market share (First Data – 22.6%, BA Merchant Services – 18.3%, Vantiv – 13.6% and Chase Paymentech – 11.6%) according to the March 2012 Nilson Report. Merchant requirements for improved customer service and the demands for additional customer applications have made it difficult for some community and regional banks and ISOs to remain competitive. Many of these providers are unwilling or unable to invest the capital required to meet those evolving demands, and are leaving the transaction processing business or otherwise seeking partners to provide transaction processing for their customers.

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

Maintain A Stable And Growing Recurring Revenue Base

Through merchant retention, increased credit card use, and increased direct marketing efforts, ICE has developed a stable and recurring base of revenues. In addition to its high customer service level, ICE's endorsements from agents provide an additional link to its merchants that tend to reduce attrition.

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

Processing Relationships

ICE markets credit and debit card based payment processing services pursuant to a contractual relationship (the "Processing Agreement") with First Data Merchant Services Corporation ("FDMS"), Financial Transactions Services, LLC (FTS) and Wells Fargo Bank, a processing bank and member of Visa and MasterCard. The Processing Agreement provides that Wells Fargo Bank will process merchant credit card transactions as an acquiring bank and that FDMS is responsible for all other processing and accounting functions relating to the clearing and settlement of credit card transactions, including merchant processing and settlement; merchant credit research; merchant activation and approval; merchant security and recovery; merchant customer services; merchant chargeback and retrieval services; and other related back office services. The Processing Agreement provides that ICE is paid its aggregate merchant's net processing revenue and ancillary fees, on a monthly basis, for as long as the merchants utilize ICE for bank card processing.

Under the Processing Agreement, ICE bears full liability for any unfulfilled charge backs or merchant fraud. The Processing Agreement may be terminated by any of the parties in the event of default of obligations, insolvency or receivership, or failure to make payments when due or to abide by the rules and regulations of Visa and MasterCard. ICE solicits merchants to process transactions under the Processing Agreement.

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

Merchant Services

Management believes providing cost-effective, reliable and responsible service is an effective method of retaining merchant clients. ICE maintains personnel and systems necessary for providing such services directly to merchants and has developed a comprehensive program involving consultative problem solving and account management. ICE maintains a help desk to respond to inquiries from merchants regarding terminal, communication and training issues. Service personnel provide terminal application consultation by telephone and regularly reprogram terminals via telephone lines to accommodate particular merchant needs regarding program enhancements, terminal malfunctions and Visa and MasterCard regulations. In addition, merchants may obtain direct, personal assistance in reconciling network and communications problems, including problems with network outages and local phone company services. ICE continually reviews its customer service program to further enhance the customer service it provides and to accommodate future growth of ICE's merchant base. ICE's terminals are "downloadable," meaning additional services, such as authorization or payment services for additional credit cards, can be installed in the terminal electronically from ICE's offices without the necessity of replacement equipment or an on-site installation visit. Additionally, peripheral equipment such as pin pads and printers can easily be forwarded to the merchants upon request. ICE also loans, tests and ships point-of-sale (POS) equipment directly to merchant locations, and provides complete repair-or-replacement services for malfunctioning terminals. Generally, ICE can arrange for delivery of replacement terminals by overnight courier.

Competition

The market for providing electronic bank card authorization and payment systems to retail merchants is highly competitive. ICE competes in this market primarily on the basis of price, technological capability, customer service and breadth of product and services. Many small and large companies compete with us in providing payment processing services and related services for card-not-present and card-present transactions to a wide range of merchants. There are a number of large transaction processors, including FDMS, National Processing, Inc., Global Payments, Inc. and Elavon, Inc. (a subsidiary of U.S. Bancorp), that serve a broad market spectrum from large to small merchants and provide banking, ATM and other payment-related services and systems in addition to card-based payment processing. There are also a large number of smaller transaction processors that provide various services to small and medium sized merchants. Many of our competitors have substantially greater capital resources than ICE and operate as subsidiaries of financial institutions or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. We believe that our specific focus on small to medium size merchants and our breadth of products and services, such as Gift & Loyalty, in addition to our understanding of the needs and risks associated with providing payment processing services to these merchants, gives ICE a competitive advantage over larger competitors, which have a broader market perspective and often are not able to accommodate the demands of small to medium size merchants.

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

Market Outlook

Statistics show "Gift and Loyalty" products enhance retention of existing customers and increase new customers resulting in additional revenue to the retail business. We believe "Gift and Loyalty" is more than a valuable method of payment, but a preferred method of payment. In 2010 The Tower Group, a subsidiary of MasterCard, estimated that total 2010 gift card sales would top $91 billion. They further stated they believed the industry would hit the $100 billion mark by 2012. The National Retail Federation estimated that in 2010, 14.5 percent of consumer purchases were for gift cards and certificates. This was the largest single increase since 2007. According to ICSC-Goldman Sachs, consumers spent 185 on gift cards in 2011.

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

Growth Strategy and Competitors

Due to our proprietary technology and the retail market demand for "Gift and Loyalty", NEOS is positioned to be a provider in this market. NEOS "Gift and Loyalty" solutions are designed to help merchants increase their sales and to retain loyal customers. NEOS believes it has an opportunity to penetrate the small medium enterprise (SME) segment of the merchant market place for Gift and Loyalty solutions. NEOS believes there is a need for differentiating products and services in this sector of the industry. The Company intends to grow through strategies involving and leveraging its Gift and Loyalty platform through the ICE independent outside sales force and through our “white label” licensing program and through strategic relationships with other businesses that market products to the SME merchant segment.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements Or Labor Contracts, Including Duration

As of December 31, 2011, we have no patents, trademarks, franchises, concessions, royalty agreements or labor contracts.

Employees

As of April 13, 2012, we had 15 full-time and 2 part time employees. Management believes that its relationship with its employees is excellent. None of our employees are members of a collective bargaining unit.

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

RISKS RELATING TO OUR BUSINESS

WE HAVE A HISTORY OF OPERATING LOSSES AND WILL NEED TO GENERATE SIGNIFICANT REVENUES TO ACHIEVE OR MAINTAIN OUR PROFITABILITY.

Since inception, we have been engaged in activities relating to the establishment of our payment processing business and developing a portfolio of merchant accounts to grow our business, both of which require substantial capital and other expenditures. As a result, we have not sustained profitability, and may continue to incur losses in the future. We had a net loss of $413,866 and $37,412 for the years ended December 31, 2011 and 2010, respectively. We expect our cash needs to increase significantly for the next several years as we:

•	continue to expand our outside agent sales force;

•	increase awareness of our services to expand our customer support and service operations;

•	hire additional marketing, customer support and administrative personnel; and

•	implement new and upgraded operational and financial systems, procedures and controls.

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

ICE markets credit and debit card based payment processing services pursuant to the Processing Agreement with FDMS, FTS and Wells Fargo Bank. The Processing Agreement provides that ICE bears full liability for any unfulfilled charge backs or merchant fraud. ICE began boarding merchants under the Processing Agreement in late March of 2005, as amended in May 2009. In line with industry standards, we will continue to maintain a reserve of .0010 of aggregate Visa/MasterCard sales volume of processing merchant accounts and analyze on a monthly basis, the need to adjust such reserve to appropriately properly mitigate merchant charge backs and/or fraud.

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

WE CURRENTLY RELY SOLELY ON COMMON LAW TO PROTECT OUR MARKS AND LOGOS; SHOULD WE SEEK ADDITIONAL PROTECTION IN THE FUTURE, WE MAY FAIL TO SUCCESSFULLY REGISTER OUR TRADEMARKS, CAUSING US TO POTENTIALLY LOSE OUR RIGHTS TO USE THESE MARKS.

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

RISKS RELATING TO OUR COMMON STOCK

THE POSSIBLE RULE 144 SALES BY EXISTING SHAREHOLDERS MAY HAVE AN ADVERSE EFFECT ON THE MARKET VALUE OF THE COMPANY AND THE PRICE OF THE STOCK.

Of our presently outstanding 35,873,703 shares of common stock 11,783,645 are "restricted securities" for purposes of the federal securities laws, and in the future they may be sold in compliance with Rule 144 adopted under the Act. Rule 144 provides in part that a person who is not an affiliate and who holds restricted securities for a period of one year may sell all or part of such securities. In addition, since we will be filing certain informational reports with the Securities and Exchange Commission, and if certain other conditions are satisfied, Rule 144 will allow a person (including an affiliate) holding restricted securities for a period of six months to sell each three months, provided he or she is not part of a control group acting in concert to sell, an amount equal to the greater of the average weekly reported trading volume of the stock during the four calendar weeks preceding the sale, or one percent of the our outstanding common stock. We cannot predict the effect, if any, that any such sales of common stock, or the availability of such common stock for sale, may have on the market value of the common stock prevailing from time to time. Sales of substantial amounts of common stock by shareholders, particularly if they are affiliates, could have a material adverse effect upon the market value of the common stock.

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

ITEM 2.  Properties

Our principal executive offices are located in approximately 3,950 square feet of leased office space at 555 Airport Way, Suite A, Camarillo, CA 93010. The offices of our technical personnel are located in approximately 500 square feet at 23631 Crown Valley Parkway, Mission Viejo, CA 92691. The main offices of our LIFT Network division are located in approximately 150 square feet at 5010 W. Carmen St., Tampa, FL 33609. A subsidiary LIFT office was located in approximately 600 square feet at 7900 East Union Avenue, Suite 1100, Denver, Colorado 80237. We believe that these facilities are adequate for our current operations and, if necessary, can be replaced with little disruption to our company. The combined monthly lease obligation on these properties is approximately $5,400 per month

ITEM 3.  Legal Proceedings

There are no material legal proceedings pending or, to our knowledge, threatened against us or any of our subsidiaries.

ITEM 4.  Mine Safety Disclosures

None

PART II

ITEM 5.  Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

(a)      Market Information.

The Company's common stock is currently traded on the Over-the-Counter ("OTC") Bulletin Board System under the symbol "ICRD." The following table sets forth the trading history of the common stock on the OTC Bulletin Board for each quarter of fiscal years ended December 31, 2011 and 2010, as reported by Stockhouse.com.

		High	Low
2011
	First Quarter	0.015	0.010
	Second Quarter	0.010	0.003
	Third Quarter	0.004	0.011
	Fourth Quarter	0.004	0.012

2010
	First Quarter	0.021	0.016
	Second Quarter	0.02	0.0819
	Third Quarter	0.01	0.006
	Fourth Quarter	0.02	0.008

As of December 31, 2011, there are 84 shareholders of record of the Company's common stock.

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

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)

Equity compensation plans approved by security holders	5,000,000	$0.19	-0-

Equity compensation plans not approved by security holders	1,092,000	$0.15	-0-

Total	6,092,000	$0.18	-0-

ITEM 6.  Selected Financial Data

Not Applicable.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. References in this section to "International Card Establishment, Inc.," the "Company," "we," "us," and "our" refer to International Card Establishment, Inc. and our direct subsidiaries on a consolidated basis unless the context indicates otherwise.

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

Our Management, Discussion and Analysis ("MD&A") is provided as a supplement to our audited consolidated financial statements to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A section is organized as follows:

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

•
Results of Operations. This section provides an analysis of our results of operations for the year ended December 31, 2011 ("Fiscal 2011") compared to the year ended December 31, 2010 ("Fiscal 2010"). A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

•	Liquidity and Capital Resources. This section provides an analysis of our financial condition and cash flows as of and for the year ended December 31, 2011.

Overview

We are in the business of providing merchant payment processing services and custom branded gift and loyalty card products to the small medium enterprise (“SME”) segment of the merchant marketplace. As of December 31, 2011, we provided our services to thousands of merchants located across the United States. Our payment processing services enable merchants to process traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone. Our proprietary Gift and Loyalty product allows merchants to issue custom branded gift and loyalty cards.

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

Results of Operations for the Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

Results of operations consist of the following:

	December 31, 2011	December 31, 2010	Difference $	Difference %

Net Revenues	$2,735,255	$3,068,934	$(333,679)	(11)
Cost of Revenues	1,298,664	1,500,835	(202,171)	(13)

Gross Profit	1,436,590	1,568,099	(131,509)	(8)
Operating, General, and Administrative Costs	1,827,432	2,122,989	(295,557)	(14)

Net Operating Gain (Loss)	$(390,841)	$(554,890)	$164,049	(30)

Net revenues decreased by $333,679 or 11% from $3,068,934 to $2,735,255 for the year ending December 31, 2011 compared to the year ending December 31, 2010 due mainly to the sale of one of our merchant card portfolios in April 2010 after which we immediately began building a new portfolio. Residuals decreased by approximately $223,300 due to the sale of the merchant portfolio as well as the attrition of gift and loyalty accounts. The current economy continues to be a factor in reduced residuals, affecting us in two ways. First, reduced merchant sales led directly to reduced residuals. Secondly, many small businesses closed shop last year due to the lagging economy. A number of merchants closed their doors and bank accounts, precluding us from even collecting their early termination fees. Sales in our traditional markets dropped by approximately $92,876 but were offset by increased sales in the Month-to-Month, DRIVE and White Label programs of $132,907. The Month to Month program has been attractive to merchants since they are not required to make a long term commitment and we provide them technological marketing tools not previously available to them. The DRIVE program was highly successful and lucrative. However, the DRIVE program  relies heavily on outside door to door sales reps and we currently don’t have the capacity to manage this type of operation. We are continuing to investigate alternative methods of distribution for this sales channel. The White Label program, begun in September 2011, is proving to be both popular and lucrative. We are continuing to meet with sales organizations interested in participating in this program. Merchant attrition, caused by better offers from competitors as well as closing businesses, is a common aspect of our industry. However, we believe our new marketing models will help stop attrition to some extent. The gain in Month to Month sales during the year of 2011 was enhanced by an increase of $32,431 in card sales including sales under the DRIVE program. The decrease in cost of revenues of $202,171or 13% from $1,500,835 to $1,298,664 is directly related to a comparable decrease in revenues.

Operating, general and administrative costs decreased by $295,557 or 14% from $2,122,989 to $1,827,432. The largest portion of this decrease was payroll expense of approximately $297,211 due to a reduced work force and a reduction in bonus accruals which are based on EBIDA. Additional payroll related reductions included $9,758 in employee benefits and $6,858 in insurance expenses. The amortization expense was reduced by $31,131 due primarily to the sale of the merchant card portfolio and fully expensing the month to month accounts. Other decreases in expenses were a $3,024 reduction in advertising/promo/trade show expenses, $5,699 in depreciation due the full depreciation of a large portion of the fixed assets used in the Month to Month program, $2,870 reduction in office expenses, $4,560 in postage due to implementing email distribution of monthly statements, $4,474 reduction in office expense generated by moving the Irvine and Florida offices into smaller or virtual spaces, $8,726 in equipment lease reduction resulting from pay off of the final equipment leases; $3,167 reduction in maintenance and repairs by changing cleaning services,. These decreases were offset by increases of $10,092 in auto expenses for in house sales reps; $26,659 in bad debt expenses; $2,857 in consulting fees, $2,010 in interest expenses, $3,685 licenses, dues & Subscriptions, $1,010 in fines and penalaties, $5,504 in recruiting and training expenses and $4,000 in State taxes..  The loan renewal fee on the Line of Credit increased $25,000 due to a change in the terms of the agreement.

The change in position of cash, accounts payable and accrued expenses, and accounts receivable consist of the following:

	December 31, 2011	December 31, 2010	Difference $	Difference %

Cash	$18,848	$31,762	$(12,913)	(41)
Accounts Receivable, net	$12,957	$56,895	$(43,939)	(77)
Accounts Payable and Accrued Expenses	$633,268	$476,320	$156,948	33

Cash decreased by approximately $12,913 or 41% from $31,762 to $18,848 for the year ending December 31, 2011 compared to the year ending December 31, 2010 due primarily reduced residual income.

Accounts Receivable decreased by $43,939 or 77% from $56,895 to 12,957 for the year ending December 31, 2011 compared to the year ending December 31, 2010 due primarily to lower accruals on outstanding Guardian equipment and unsold DRIVE programs. This is also accounted for by standard fluctuation of outstanding lease invoices where we have been guaranteed payment by the lease company upon installation at the merchant’s location.

Accounts Payable and Accrued Expenses increased by $156,948 or 33% from $476,320 for the year ending December 31, 2010 compared to $633,268 for the year ending December 31, 2011 primarily due to the accrued executive earnings.

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

We have financed our operations during the year primarily through $1,078,343 on our line of credit with a related party and use of cash on hand. Starting in 2011 we purchased $21,178 in new computer equipment to upgrade our network servers and office PCs. We also purchased $14,441 in production equipment. $33,617 of equipment was transferred from inventory to fixed assets for usage in with LIFT month to month accounts. We believe that we will be able to meet all cash needs with the use of cash on hand and the line of credit during 2012.

We had $18,848 cash on hand as of December 31, 2011 compared to $31,762 cash on hand as of December 31, 2010. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and planned expansion. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

ITEM 8.  Financial Statements and Supplementary Data

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders'
of International Card Establishment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of International Card Establishment, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of International Card Establishment, Inc. and subsidiaries as of December 31, 2010, were audited by other auditors whose report dated April 15, 2011, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Card Establishment, Inc. and subsidiaries as of December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

WilsonMorgan, LLP

Irvine, California
April 11, 2012

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders'
of International Card Establishment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of International Card Establishment, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Card Establishment, Inc. and subsidiaries as of December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

MENDOZA BERGER & COMPANY, LLP

Irvine, California

April 15, 2011

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS

CURRENT ASSETS
Cash	$18,848	$31,762
Accounts receivable, net of allowance of $21,258 and $28,621 at December 31, 2011 and 2010, respectively	12,957	56,895
Note receivable, net of allowance of $50,000 at December 31, 2011 and 2010, respectively	32,797	8,500
Inventory	41,213	45,159
Other receivables	41,365	30,821
Prepaid assets	50,000	50,000
Total current assets	197,180	223,137

FIXED ASSETS, net of accumulated depreciation of $3,082,069 and $3,043,745 at
December 31, 2011 and 2010, respectively	66,191	35,279
INTANGIBLE ASSETS	872,035	988,950
GOODWILL	87,979	87,979
OTHER NON-CURRENT ASSETS	114,606	116,366

Total assets	$1,337,991	$1,451,712

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$62,125	$46,037
Accrued expenses	571,143	430,283
Line of credit, related party	434,971	291,773
Total current liabilities	1,068,239	768,093

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock; $0.01 par value; 10,000,000 shares authorized, 54,000 shares
issued and outstanding at December 31, 2011 and 2009, respectively	540	540
Common stock; $0.0005 par value; 100,000,000 shares authorized,
35,873,703 shares issued and outstanding at December 31, 2011
and 2009, respectively	17,937	17,937
Common stock subscribed	30,000	30,000
Additional paid-in capital	19,628,401	19,628,401
Accumulated deficit	(19,407,125)	(18,993,259)
Total stockholders' equity	269,753	683,619

Total liabilities and stockholders' equity	$1,337,991	$1,451,712

See Accompanying Notes to Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2011	December 31, 2010

Revenues:
Merchant services revenues	$2,128,380	$2,454,714
Equipment sales	628,816	631,519
Less: sales returns and allowances	(21,941)	(17,299)
Net revenue	2,735,255	3,068,934

Cost of revenues:
Commissions	483,565	514,780
Cost of sales	775,253	943,747
Cost of sales – equipment	39,846	42,308
Cost of revenue	1,298,664	1,500,835

Gross profit	1,436,590	1,568,099

Operating, general and administrative expenses	1,827,432	2,122,989

Net operating loss	(390,841)	(554,890)

Non-operating income (expense):
Interest income	900	1,231
Interest (expense)	(23,924)	(21,958)
Gain on Sale of Fixed Assets and Merchant Portfolio	-	538,205
Total non-operating income (expense)	(23,024)	517,478

Net income (loss) before provision for income taxes:	(413,866)	(37,412)
Income tax benefit (provision)	-	-
Net loss	$(413,866)	$(37,412)

Earnings per share – basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares of common stock outstanding – basic and diluted	35,873,703	35,873,703

See Accompanying Notes to Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Subscribed	Deficit	Total

Balance, December 31, 2009	54,000	$540	35,873,703	$17,937	$19,628,401	$30,000	$(18,955,847)	$721,031

Net loss, December 31, 2010	-	-	-	-	-	-	$(37,412)	$(37,412)
Balance, December 31, 2010	54,000	$540	35,873,703	$17,937	$19,628,401	$30,000	$(18,993,259)	$683,619

Net loss, December 31, 2011	-	-	-	-	-	-	$(413,866)	$(413,866)
Balance, December 31, 2011	54,000	$540	35,873,703	$17,937	$19,628,401	$30,000	$(19,407,125)	$269,753

See Accompanying Notes to Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2011	December 31, 2010
Cash Flows from Operating Activities:
Net loss	$(413,866)	$(37,412)

Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation	38,324	44,022
Gain on sale of fixed assets	-	(1,989)
Write off of cancelled merchant accounts	142,778	215,351
Allowance for doubtful accounts, other receivables and accrued interest income, net of bad debt recoveries	(7,363)	10,900
Gain on Sale of Merchant Portfolio	-	(536,216)

Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	51,302	(62,499)
Decrease in inventories	342,323	411,606
(Increase) decrease in other receivables	(10,544)	163,601
(Increase) decrease in prepaid expenses	-	(25,000)
Decrease in other non-current assets	1,760	1,210
Increase in accounts payable	16,087	6,900
Increase (decrease) in accrued expenses	201,564	(101,397)
Increase (decrease) in Due to FTS - Underpayment	-	(55,697)

Net cash provided by operating activities	362,365	33,380

Cash Flows from Investing Activities:
Acquisitions, net of attrition	(25,863)	(68,136)
Purchase of property and equipment	(69,236)	(22,371)
Proceeds from sale of fixed assets	-	2,685
Proceeds from Merchant Portfolio Sale	-	805,075
Increase in notes receivable	(24,297)	(8,500)

Net cash provided by (used in) investing activities	(119,395)	708,753

Cash Flows from Financing Activities:
Payment on line of credit, related party	(931,910)	(1,425,727)
Proceeds from line of credit, related party	676,027	675,204

Net cash used in financing activities	(255,883)	(750,523)

Net decrease in cash	(12,913)	(8,391)

Cash, beginning of period	31,762	40,153

Cash, end of period	$18,848	$31,762

See Accompanying Notes to Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	For the Years Ended
	December 31, 2011	December 31, 2010
SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$21,327	$27,221

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Inventory purchased from line of credit, related party	$399,081	$414,143
Inventory reclassified to fixed assets	$33,616	$16,708
Noncash advances from line of credit, related party	$3,236	$931

See Accompanying Notes to Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
NOTES TO THECONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION
International Card Establishment, Inc. (the “Company”), a Delaware corporation, is a provider of diversified products and services to the electronic transaction processing industry, offering merchant accounts for the acceptance and processing of credit and debit cards, as well as a proprietary "smart card" based gift and loyalty program. The Company's Merchant Card Services division establishes "merchant accounts" for businesses that enable those businesses to accept credit cards, debit cards, and other forms of electronic payments from their customers; supplies the necessary card readers and other point-of-sale transaction systems; facilitates processing for the accounts; and, provides e-commerce solutions. Through its NEOS Subsidiary the Company also markets a proprietary "Smart Card"-based system that enables merchants to economically offer private label gift and loyalty cards - one of the fastest growing product categories in the industry.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

CONCENTRATIONS
The Company maintains cash balances at one financial institution in California. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At December 31, 2011 and 2010 the Company had no accounts in excess of the $250,000 insured amount.

Due to the number of customers that we process credit card transactions for, we are not dependant on a limited number of customers for the generation of revenues.

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

INVENTORY
Inventory is stated at the lower of cost or market. Cost is determined using the first in, first out (FIFO) method. The Company's inventory consists primarily of electronic merchant processing machines. There were no reserves for slow moving or obsolete inventory at December 31, 2011 and 2010.

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

GOODWILL AND INTANGIBLES
Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business acquisitions. In 2011 and 2010, the Company’s annual goodwill impairment test did not identify an impairment of these assets.

The Company capitalizes intangible assets such as the purchase of merchant and gift loyalty accounts from portfolio acquisitions (i.e., the right to receive future cash flows related to transactions of these applicable merchants) (See Note 6). At least annually, the Company performs a census of merchant accounts received in such acquisitions, analyzing the expected cash flows, and adjusts the intangible asset accordingly to the lower of cost or market. In 2011 and 2010, the Company purchased no merchant or gift card portfolios. The Company recognized direct write offs of $142,778 and $215,351 as of December 31, 2011 and 2010, respectively, which are included in Cost of Sales in the accompanying Consolidated Statements of Operations.

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

ADVERTISING
Advertising costs are charged to operations as incurred. Advertising costs for the years ended December 31, 2011 and 2010 were $13,474 and $16,498, respectively.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING GUIDANCE

Adopted
In June 2009, the FASB issued authoritative guidance for “Accounting for Transfers of Financial Assets,” which eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted this guidance in fiscal 2010 and it did not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued authoritative guidance amending existing guidance. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company adopted this guidance in fiscal 2010 and it did not have material impact on the consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-13, Compensation—Stock Compensation (Topic 718), Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This ASU provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard did not have a significant impact on the Company’s financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. As a result, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this standard did not have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-16, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements”. ASU 2010-16 will require the reporting entity to 1) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and 2) present separately information about purchases, sales, issuances, and settlements in the  reconciliation for fair value measurements using significant unobservable inputs (Level 3),  This ASU also clarifies existing disclosures about levels of disaggregation and about inputs and valuation techniques. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal periods. The Company has adopted the provisions of the ASU that were effective for reporting periods beginning after December 15, 2009 and it is current assessing the impact of the Level 3 disclosures. This standard did not have a significant impact on the Company’s financial statements.

In September 2011, the FASB issued Accounting Standard Update (“ASU”) No. 2011-08, Intangible – Goodwill and Other (Topic 350), Testing Goodwill for Impairment.  Under the amendments of this ASU, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is evaluating the impact of the adoption of this ASU.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. Under the amendments of this ASU, an entity has the option to present the  total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is evaluating the impact of the adoption of this ASU.

Issued

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes became effective on January 1, 2010. The Company has determined that the adoption of these changes did not have an impact on the consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

Reclassifications

Certain reclassifications, which have no effect on net loss or change in equity, have been made in the prior period financial statements to conform to the current presentation.

NOTE 2.     ACCOUNTS RECEIVABLE

Accounts receivable is composed of all sales from our day to day business which includes credit card terminals, gift and loyalty sales and our Guardian replacement program. Management reserves all accounts over 90 days with the exception of the Guardian and DRIVE accounts which are accrued from date of shipment. Accounts receivable were $12,957 and $56,895, net of allowance of $21,258 and $28,621, at December 31, 2011 and 2010, respectively.

NOTE 3.     NOTE RECEIVABLE

In the April 2007, we issued a note receivable for $50,000 to an independent third party.  This receivable bears no interest and is convertible to a maximum of 10% of the third party’s outstanding common stock in the event of default. Repayment was expected to begin in October of 2007; however, in September 2007, we fully allowed for the entire balance of this note as uncollectable. The holder of the note acknowledged the debt as a line item in its SEC filings as recently as September 30, 2011, filed on November 14, 2011.

In November 2011, we issued a note receivable for $26,000 to one of the Company’s sales representatives. This receivable bears an interest rate of prime plus three percent. This note is being repaid, per the terms of the agreement, by allocating to the Company the residuals due to the representative. The balance of the note at December 31, 2011, was $25,040.

NOTE 4.     OTHER RECEIVABLE

At December 31, 2011 and 2010, other receivables consisted of the following:

	For the Years Ended
	December 31, 2011	December 31, 2010
Merchant residuals receivable	$14,315	$14,394
Other receivables	27,050	16,427
Total	$41,365	$30,821

Other receivables are split between residuals due on merchant account transactions, a funds pool flow through repayment and employee advances.

NOTE 5.     FIXED ASSETS

Fixed assets and accumulated depreciation consisted of the following:

	For the Years Ended
	December 31, 2011	December 31, 2010

Furniture and fixtures	$42,962	$21,784
Equipment and machinery	275,298	227,240
Software	2,830,000	2,830,000
Subtotal	3,148,260	3,079,024
Accumulated Depreciation	(3,082,069)	(3,043,745)
	$66,191	$35,279

In 2009, the Company began a new program where new merchants are provided with loaner terminals for the life of their account. These terminals are recorded as Fixed Asset items and depreciated monthly. If a merchant closes their account and the terminal is returned prior to the end of the depreciation period, depreciation is stopped and the terminal is held for reissue. When the terminal is reissued, it is at the book value at the time of return and continues to depreciate from that point. The company upgraded its servers and most of the office computer equipment. Some parts for the servers were purchased in 2010 but were not depreciated because they had not been placed in service. All computer equipment has now been placed in service and is being depreciated. Depreciation expense was $38,324 and $44,022 for the years ended December 31, 2011 and 2010, respectively.

NOTE 6.     GOODWILL AND INTANGIBLE ASSETS

Goodwill and Intangible assets were purchased with the acquisition of NEOS. The purchase price allocation at fair market values included values assigned to intangible assets and a portion allocated to goodwill. The Company has determined that the intangibles purchased have an indefinite useful life except as noted below.  The provisions of the FASB ASC Intangibles – Goodwill and Other Topic, require the completion of an annual impairment test with any impairment recognized in current earnings.

The Company obtained an outside appraisal to assist in the determination of any impairment in intangibles or goodwill for both 2011and 2010.  We have determined that, at present, the NEOS trade name has an indefinite life, which has been included in the Company’s annual impairment analysis.  In 2011 and 2010, the Company completed its impairment analysis that resulted in no impairment of goodwill being recognized.

In April 2010 management negotiated the sale of one of its merchant card portfolios to the Company’s bank card processor in a third party transaction. The Company received net proceeds of $761,510 from the transaction with a net gain of $536,216.

The Company's intangible assets consisted of the following:

	December 31,
	2011	2010

Merchant portfolios	$437,035	$553,950
Tradename	435,000	435,000
Total intangible assets	$872,035	$988,950

Goodwill	$87,979	$87,979

NOTE 7.     ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2011	2010

Accrued wages and bonuses	$338,513	$209,780
Customer deposits	130,064	112,720
Accrued expenses, other	97,265	, 105,209
Accrued interest	4,233	1,636
Accrued sales tax	1,068	938
	$571,143	$430,283

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

•
Reservation of Stock Issuable Upon Conversion: The Corporation shall, at all times, reserve and keep available, out of its authorized but unissued shares, 15,000,000 shares of common stock solely for the purpose of effecting the conversion of the shares of the Series A Preferred Stock.

The Company had no shares of preferred stock converted in 2011 and 2010, respectively.

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

At December 31, 2011 and 2010, the Company had a net loss, which resulted in no dilution of any common stock equivalents, such as options or preferred shares.

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

A summary of option activity under the Plan as of December 31, 2011 and 2010, respectively, and changes during the periods then ended are presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	5,000,000	$0.19	3.4	$-
Forfeited or expired	-			-
Outstanding at December 31, 2011	5,000,000	$0.19	2.4	$-
Exercisable at December 31, 2011	5,000,000	$0.19	2.4	$-

All options outstanding were fully vested as of December 31, 2011 and 2010.

There were no stock option grants in 2011 and 2010.

NOTE 11.   INCOME TAXES

As of December 31, 2011, the Company had federal net operating loss carryforwards of $14,063,637 that can be deducted against future taxable income.  These tax carryforward amounts expire between 2023 and 2031 of not utilized.

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

The state operating losses will expire between 2012 and 2021 if not utilized.

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

The Company’s total deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are as follows:

	2011	2010

Deferred tax asset - current	$-	$-
Deferred tax asset – non current	5,033,600	4,306,000
Total deferred tax asset	5,033,600	4,306,000

Deferred tax liability – current	-	-
Deferred tax liability – non current	(100,000)	(167,000)
Total deferred tax liability	(100,000)	(167,000)

Current deferred tax asset (liability)	-	-
Non-current deferred tax asset (liability)	4,933,600	4,139,500
Net deferred tax asset (liability)	4,933,600	4,139,500

Valuation allowance	(4,933,600)	(4,139,500)

Net deferred tax asset (liability)	$-	$-

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

	December 31, 2011	December 31, 2010

Statutory federal tax (benefit) rate	(34.00)%	(34.00)%
Statutory state tax (benefit) rate	(8.84)%	(8.84)%
Effective income tax rate (net)	(42.84)%	(42.84)%

Valuation allowance	42.84%	42.84%
Effective income tax rate	0.00%	0.00%

The Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company has not accrued any additional interest or penalties. No tax benefit has been reported in connection with the net operating loss carry forwards in the consolidated financial statements as the Company believes it is more likely than not that the net operating loss carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount. Net operating loss carry forwards start to expire in 2023.

The Company files income tax returns in the United States federal jurisdiction.  With a few exceptions, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examination by tax authorities on tax returns filed before December 31, 2005. The Company will file its U.S. federal return for the year ended December 31, 2011 upon the issuance of this filing. The U.S. federal returns are considered open tax years for years 2007 - 2010. No tax returns are currently under examination by any tax authorities.

NOTE 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 30, 2006, the Company entered into an agreement for a revolving line of credit worth $1,000,000 with Worldwide Business Services Group to be used primarily for working capital.  The balance due on the line was $434,971 and $291,773 as of December 31, 2011 and 2010, respectively.  In the third quarter of 2006, the CEO of Worldwide Business Services Group became the Company’s General Manager.  Due to this, we have reflected the outstanding line of credit as related party.

Our Line of Credit with Worldwide Business Services Group was due to mature on June 30, 2011. The Line of Credit was renegotiated in 2011 and an auto-renewal clause was added so the Line will automatically renew for an additional year on June 30, 2012.

NOTE 13.  COMMITMENTS AND CONTINGENCIES

The Company is engaged in various non-cancelable operating leases for office facilities and equipment. Under the related lease agreements, the Company is obligated to make monthly payments ranging from $299 to $3,952. As of January 2011 all equipment lease obligations have been paid in full and the only remaining obligations are rent for our various office premises.

Minimum future lease obligations for the five years immediately following the balance sheet date are as follows:

2012	$63,324
Thereafter	5,171

Total future minimum lease commitments	$68,495

The company leases its facilities for a total of $5,390 per month.  Our current offices are located in Camarillo and Mission Viejo, California, and Tampa, Florida. Total lease costs for the years ended December 31, 2011 and 2010 were $85,895 and $99,131, respectively.

NOTE 14.   SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the accompanying consolidated financial statements were filed with the SEC for transactions and other events which may require adjustment and/or disclosure in such financial statements.

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

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2011, the Company's internal control over financial reporting is effective based on those criteria.

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

None.

PART III

ITEM 10.    Directors, Executive Officers And Corporate Governance

The members of our board of directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors. Information as to our directors and executive officers is as follows:

Name	Age	Position

William Lopshire	49	Chief Executive Officer, Secretary and Director

Candace Mills	56	Chief Financial Officer

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

CANDACE MILLS, Chief Financial Officer. Ms. Mills was appointed as the Company’s Chief Financial Officer on May 5, 2007. Ms. Mills has over twelve years of accounting and bookkeeping experience. Prior to joining the Company Ms. Mills has been employed in various accounting and managerial positions with small to medium size companies including Learning Group International, Price Waterhouse, Bugle Boy Industries, Inc. all based in Southern California. Ms. Mills owned and operated The Bookkeeper, a business that offered clients bookkeeping and accounting services, from March 2000 until being appointed as Chief Financial Officer of the Company. Ms. Mills holds an Associate of Arts in Business Management from the University of Akron where she graduated in 1982.

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

Meetings and Committees of the Board of Directors

Our Board of Directors did not hold any formal meeting during the fiscal year ended December 31, 2011.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of copies of Forms 3, 4 and 5, and any subsequent amendments thereto, furnished to the Company by our directors, officers and beneficial owners of more than ten percent of our common stock, we are not aware of any Forms 3, 4 and/or 5 which certain of our directors, officers or beneficial owners of more than ten percent of our common stock that, during our fiscal year ended December 31, 2011, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

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

ITEM 11.    Executive Compensation

The following tables set forth for the fiscal year indicated the compensation paid by our company to our Chief Executive Officer and the other most highly paid executive officers:

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

William Lopshire	2011	68,078	0	0	0	0	0	0	68,078
Chief Executive	2010	113,077	54,320	0	0	0	0	0	167,397
Officer, Director	2009	126,923	58,925	0	0	0	0	0	185,848
Candace Mills	2011	72,387	12,000	0	0	0	0	0	84,387
Chief Financial	2010	67,149	12,000	0	0	0	0	0	79,149
Officer	2009	68,535	12,000	0	0	0	0	0	80,535

Stock based compensation is accounted for using the Equity-Based Payments to Non-Employee Topic of the FASB ASC.

Equity
Incentive
							Market	Equity	Plan
							Value	Incentive	Awards:
						Number	of	Plan	Market or
			Equity			of	Shares	Awards:	Payout
			Incentive Plan			Shares	or	Number of	Value of
			Awards:			or Units	Units	Unearned	Unearned
	Number of	Number of	Number of			of	of	Shares,	Shares,
	Securities	Securities	Securities			Stock	Stock	Units or	Units or
	Underlying	Underlying	Underlying			That	That	Other	Other
	Unexercised	Unexercised	Unexercised	Option		Have	Have	Rights That	Rights
	Options	Options	Unearned	Exercise	Option	Not	Not	Have Not	That Have
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	(#)

William	1,000,000	0	0	0.21	6-30-2015	0	0	0	0
Lopshire	1,000,000			0.15	9-28-2012
Candace	10,000	0	0	0.15	9-28-2012	0	0	0	0
Mills

Option Grants in Last Fiscal Year

Officers, directors, and employees received option grants as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	6,185,000	$0.18	6.1	$-
Forfeited or expired	(17,000)			-
Outstanding at December 31, 2008	6,168,000	$0.18	5.1	$-
Forfeited or expired	(20,000)			-
Outstanding at December 31, 2009	6,148,000	$0.18	4.1	$-
Forfeited or expired	(56,000)			-
Outstanding at December 31, 2010	6,092,000	$0.18	3.1	$-
Forfeited or expired	-			-
Outstanding at December 31, 2011	6,092,000	$0.18	2.1	$-
Exercisable at December 31, 2011	6,092000	$0.18	2.1	$-

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

ITEM 12.    Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners

The following table sets forth the security and beneficial ownership for each class of our equity securities for any person who is known to be the beneficial owner of more than five percent of the Company as of April 13, 2012, based on 35,873,703 shares issued and outstanding:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common	Charles Salyer 555 Airport Way, Suite A Camarillo, CA 93010	2,250,000	6.38%

Common	Randy Simoneaux 555 Airport Way, Suite A Camarillo, CA 93010	2,224,793	6.30%

The total of our outstanding Common Shares as of April 13, 2012 are held by 85 shareholders of record.

 (b) Security Ownership of Management

The following table sets forth the ownership for each class of our equity securities owned beneficially and of record by all directors and officers of the Company as of April 13, 2012, based on 35,873,703 shares issued and outstanding:

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

ITEM 13.    Certain Relationships And Related Transactions, And Director Independence

On September 30, 2006, the Company entered into an agreement for a revolving line of credit worth $1,000,000 with Worldwide Business Services Group to be used primarily for working capital. The balance due on the line was $434,971 and $291,773 as of December 31, 2011 and 2010, respectively. In the third quarter of 2006, the CEO of Worldwide Business Services Group became the Company's General Manager. Due to this, we have reflected the outstanding line of credit as related party.

Our Line of Credit with Worldwide Business Services Group matured on June 30, 2011. The Line of Credit was renewed for one year with an one year auto renewal clause during the second quarter of 2011 and now matures on June 30, 2013.

Related party bonuses paid during the years ended December 31, 2011 and 2010 totaled $0 and $0, respectively.

ITEM 14.    Principal Accountant Fees And Services

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-K, and for other services normally provided in connection with statutory filings were $64,365 and $63,207, respectively, for the years ended December 31, 2011 and 2010.

Audit Related Fees

The Company did not incur any audited related fees and services not included Audit Fees above for the years ended December 31, 2011 or 2010.

All Other Fees

There were tax preparation fees of $9,350 and $2,025 billed for the fiscal years ended December 31, 2011 and 2010, respectively.

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

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
____________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 13, 2012

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

SIGNATURE	TITLE	DATE

/s/ WILLIAM LOPSHIRE	CHIEF EXECUTIVE OFFICER,	April 13, 2012
WILLIAM LOPSHIRE	(PRINCIPAL EXECUTIVE OFFICER)
SECRETARY AND DIRECTOR

/s/ CANDACE MILLS	CHIEF FINANCIAL OFFICER	April 13, 2012
CANDACE MILLS	(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)