Form 10-Q
period 2012-03-31
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2012-05-16
CIK 1156337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012.

OR

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 000-33129

INTERNATIONAL CARD ESTABLISHMENT, INC.
 (Exact Name of Registrant as Specified in its Charter)

Delaware	95-4581903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Airport Space Way, Suite A, Camarillo, CA	93010
(Address of principal executive offices)	(Zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2012, there were 35,873,703 outstanding shares of the Registrant's Common Stock, $.0005 par value.

PART I
ITEM 1.   FINANCIAL STATEMENTS

INTERNATIONAL CARD ESTABLISHMENT, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2012
INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$8,394	$18,848
Accounts receivable, net of allowance of $22,353 and $21,258 at March 31, 2012 and December 31, 2011, respectively	25,540	12,957
Note receivable, net of allowance of $50,000 at March 31, 2012 and December 31, 2011, respectively	28,639	32,797
Inventory	44,166	41,213
Other receivables	20,438	41,365
Prepaid finance charges	25,000	50,000

Total current assets	152,177	197,180

FIXED ASSETS, net of accumulated depreciation of $3,092,502 and $3,082,069 at March 31, 2012 and December 31, 2011, respectively	62,017	66,191
INTANGIBLE ASSETS	845,197	872,035
GOODWILL	87,979	87,979
OTHER NON-CURRENT ASSETS	114,606	114,606

Total assets	$1,261,976	$1,337,991

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$691,702	$633,268
Line of credit, related party	394,017	434,971

Total current liabilities	1,085,719	1,068,239

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY
Preferred stock; $0.01 par value; 10,000,000 shares authorized, 54,000 shares issued and outstanding at March 31, 2012, and December 31, 2011, respectively	540	540
Common stock; $0.0005 par value; 100,000,000 shares authorized, 35,873,703 shares issued and outstanding at March 31, 2012, and December 31, 2011, respectively	17,937	17,937
Common stock subscribed	30,000	30,000
Additional paid-in capital	19,628,401	19,628,401
Accumulated deficit	(19,500,621)	(19,407,125)

Total stockholders' equity	176,257	269,753

Total liabilities and stockholders' equity	$1,261,976	$1,337,991

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
(UNAUDITED)

	Three Months Ended
	March 31, 2012	March 31, 2011

Revenue:
Merchant services revenues	$474,886	$571,094
Equipment sales	169,009	157,202
Less: sales returns and allowances	(3,448)	(9,007)

Net revenue	640,447	719,289

Cost of revenue:
Commissions	109,427	128,901
Cost of sales	184,514	207,809
Cost of sales – Depreciation	9,450	-
Cost of sales – equipment	8,818	8,249

Cost of revenue	312,209	344,959

Gross profit	328,238	374,330

Operating, general and administrative expenses:
General, administrative and selling expenses	368,041	423,768
Depreciation	1,266	10,129
Merchant portfolio attrition expense	47,354	48,883

Total operating, general and administrative expenses	416,661	482,780

Net operating loss	(88,423)	(108,450)

Non-operating (expense):
Interest income	671	-
Interest (expense)	(6,639)	(4,910)
Gain on sale of fixed assets	895	-

Total non-operating expense	(5,073)	(4,910)

Net loss before provision for income taxes	(93,496)	(113,360)

Provision for income taxes	-	-

Net loss	$(93,496)	$(113,360)

Earnings per share – basic and dilutive	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	35,873,703	35,873,703

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2012	March 31, 2011

Cash Flows from Operating Activities:
Net Loss	$(93,496)	$(113,360)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	10,716	10,129
Gain on sale of fixed assets	(895)	-
Write off of cancelled merchant accounts	47,354	48,883
Allowance for doubtful accounts, other receivables and accrued interest income, net of bad debt recoveries	1,095	12,439
Changes in assets and liabilities
Decrease (increase) in accounts receivable	(13,678)	36,729
Decrease in inventories	54,528	63,360
Decrease in other receivables	20,927	6,265
Decrease in prepaid expenses	25,000	25,000
Decrease in other non-current assets	-	1,321
Increase in accounts payable	101	26,990
Increase in accrued expenses	64,799	90,295

Net cash provided by operating activities	116,451	208,051

Cash Flows from Investing Activities:
Acquisitions, net of attrition	(20,516)	(17,796)
Purchase of property and equipment	(6,542)	(34,354)
Proceeds from sale of fixed assets	895	-
Payments received toward notes receivable	4,158	-

Net cash used in investing activities	(22,005)	(52,150)

Cash Flows from Financing Activities:
Payment on line of credit, related party	(359,037)	(140,495)
Proceeds from line of credit, related party	254,137	33,000

Net cash used in financing activities	(104,900)	(107,495)

Net (decrease) increase in cash	(10,454)	48,406

Cash, beginning of period	18,848	31,762

Cash, end of period	$8,394	$80,168

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(CONTINUED)

	Nine Months Ended
	March 31, 2012	March 31, 2011

SUPPLEMENT DISCLOSURE OF CASH
FLOW INFORMATION
Cash paid for interest	$8,706	$3,165

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Noncash advances from line of credit, related party	$637	$1,265
Legal and Professional Fees paid from line of credit, related party	$6,465	$30,433
Inventory purchased from line of credit, related party	$57,481	$80,764
Inventory reclassified to fixed assets	$6,259	$10,901

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

The accompanying Condensed Consolidated Financial Statements of International Card Establishment, Inc. (the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Significant accounting policies disclosed therein have not changed except as noted below.

As used in these Notes to the Consolidated Financial Statements, the terms the “Company”, “we”, “us”, “our” and similar terms refer to International Card Establishment, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. The Company’s subsidiaries include NEOS Merchant Solutions (“NEOS”), a Nevada corporation, which provides smart card loyalty programs in an integrated vertical system for its customers, as well as other electronic payment services (merchant services); International Card Establishment (“ICE”) , a Nevada corporation, which provides electronic payment services (merchant services); and INetEvents, Inc. (“INET”), a Delaware Corporation, which has been dormant since 2005.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Operating results for the period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Reclassifications

Certain reclassifications, which have no effect on net loss or change in equity, have been made in the prior period financial statements to conform to the current presentation.

Note 2. Other Receivables

At March 31, 2012, and December 31, 2011, other receivables consisted of the following:

	March 31, 2012	December 31, 2011
Merchant residuals receivable	$18,635	$14,315
Other receivables	1,803	27,050
Total	$20,438	$41,365

December 31, 2011, merchant residuals of $14,315 were collected in January 2012. Other receivables were split between $22,050 in a funds pool flow through repayment and $5,000 in employee advances.  The balance of the employee advances was collected in first quarter of 2012.

At March 31, 2012, other receivables consisted of $1,194 in a funds pool flow through repayment and $609 in employee advances. The employee advances remain outstanding at the time of this filing.

Note 3. Subscriptions

As of March 31, 2012, we anticipated issuing 30,000 shares of the Company’s common stock in connection with the sale of such securities pursuant to a subscription agreement dated as of April 2004 between the Company and an investor in the aggregate amount of $21,000. As of the date of filing this has not been completed.

Note 4. Subsequent Events

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

• Results Of Operations. This section provides an analysis of our results of operations for the three ended March 31, 2012 compared to the three months ended March 31, 2011. A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

• Liquidity and Capital Resources. This section provides an analysis of our financial condition and cash flows as of March 31, 2012, and December 31, 2011.

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

OVERVIEW

We are provider of credit and debit card-based payment processing services and Gift & Loyalty products to small merchants. As of March 31, 2012, we provided our services to thousands of merchants located across the United States. Our payment processing services enable merchants to process traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone. Our proprietary Gift and Loyalty product allows merchants to issue custom branded gift and loyalty cards.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

Results of operations consist of the following:

	March 31, 2012	March 31, 2011	Difference $	Difference %

Net Revenues	$640,447	$719,289	$(78,842)	(11)
Cost of Revenues	312,209	344,959	(32,750)	(9)

Gross Profit	328,238	374,330	(46,092)	(12)
Operating, General, and Administrative Costs	416,661	482,780	(66,119)	(14)

Net Operating Loss	$(88,423)	$(108,450)	$20,027	18

Net revenues decreased by $78,842 from $719,289 for the three months ended March 31, 2011, to $640,447 for the three months ended March 31, 2012, due mainly to a decrease in credit card residuals and sales of the DRIVE card program. This decrease was offset by increased revenues under the Month To Month program and the new White Label Licensing program begun in late 2011.

The costs associated with the merchant account services increased by approximately 9% or $32,750 primarily due to decreased costs associated with residual income as well as decreased commissions.

General and administrative costs decreased by approximately 14% or $66,119 from $482,780 for the three months ended March 31, 2011, to $416,661  for the three months ended March 31, 2012. Decreases in bad debt expense, depreciation, employee benefits, payroll and rent accounted for $60,259 in reductions with an additional $14,724 of cumulative cuts achieved in amortization, auto expenses, insurance, penalties, postage, equipment rental, recruiting and travel expenses for a total reduction of $74,983. These reductions were offset by increased spending of approximately $8,864 for licenses and dues, meals and entertainment, office expense, and telephone expenses.

LIQUIDITY AND CAPITAL RESOURCES

We are currently seeking to expand our merchant services offerings in bankcard and gift and loyalty. In addition, we are investigating additional business opportunities and potential acquisitions.Accordingly we may require additional capital to complete the expansion and to undertake any additional business opportunities.

	March 31, 2012	December 31, 2011	Difference $	Difference %

Cash	$8,394	$18,848	$(10,454)	(55)
Accounts Receivable, net	$25,540	$12,957	$12,583	97
Accounts Payable and Accrued Expenses	$691,702	$633,268	$58,434	9

We have financed our operations during the first quarter of 2012 primarily through sales, the collection of accounts receivable, the use of our line of credit, and the use of cash on hand. As of March 31, 2012, we had total current liabilities of $1,085,719 compared to $1,068,239 as of December 31, 2011. The $17,480 increase in current liabilities is due to increases of $9,765 in accrued expenses, $3,683 in customer deposits, $101 in accounts payable and $47,602 in payroll expenses. The increase in payroll is due to three members of upper management receiving only a portion of their pay since November 2010 and accrual of the balance owed to them. These increases were offset by decreases of $40,954 to the Line of Credit, $2,067 in accrued interest, $254 to the merchant reserve and $396 in accrued taxes.

Cash decreased 55% from $18,848 at December 31, 2011, to $8,394 at March 31, 2012 due to timing of payments and receipt of income.

As of March 31, 2012, net our accounts receivable increased to $25,540 compared to $12,957 at December 31, 2011. The related allowance for doubtful accounts increased $1,095 from $21,258 at December 31, 2011, to $22,353 as of March 31, 2012, due primarily to timing on collections in the first quarter.

We had no equity issuances in the first quarter of 2012.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including William Lopshire, the Company's Chief Executive Officer ("CEO") and Candace Mills, the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2012. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended March 31, 2012. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A.   RISK FACTORS

N/A.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

N/A

ITEM 5.      OTHER INFORMATION

None

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

101**
The following materials from International Card Establishment, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

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

INTERNATIONAL CARD ESTABLISHMENT, INC.

Date: May 16, 2012	BY:	/s/ WILLIAM LOPSHIRE
WILLIAM LOPSHIRE
CHIEF EXECUTIVE OFFICER
SECRETARY AND DIRECTOR
(PRINCIPAL EXECUTIVE OFFICER),

Date: May 16, 2012	BY:	/s/ CANDACE MILLS
CANDACE MILLS
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)