Form 10-Q
period 2012-06-30
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2012-08-14
CIK 1156337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012.

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO _______ .

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2012, there were 35,873,703 outstanding shares of the Registrant's Common Stock, $.0005 par value.

PART I

ITEM 1.  FINANCIAL STATEMENTS

INTERNATIONAL CARD ESTABLISHMENT, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2012
INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$19,644	$18,848
Accounts receivable, net of allowance of $25,450 and $21,258 at June 30, 2012 and December 31, 2011, respectively	17,272	12,957
Note receivable, net of allowance of $50,000 at June 30, 2012 and December 31, 2011, respectively	21,908	32,797
Inventory	19,493	41,213
Other receivables	21,619	41,365
Prepaid finance charges	100,000	50,000

Total current assets	199,936	197,180

FIXED ASSETS, net of accumulated depreciation of $3,103,704 and $3,082,069 at June 30, 2012 and December 31, 2011, respectively	63,822	66,191
INTANGIBLE ASSETS	839,541	872,035
GOODWILL	87,979	87,979
OTHER NON-CURRENT ASSETS	114,606	114,606

Total assets	$1,305,884	$1,337,991

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$719,992	$633,267
Line of credit, related party	482,731	434,971

Total current liabilities	1,202,723	1,068,238

CONTINGENCIES & COMMITMENTS	-	-

STOCKHOLDERS' EQUITY
Preferred stock; $0.01 par value; 10,000,000 shares authorized, 54,000 shares issued and outstanding at June 30, 2012, and December 31, 2011, respectively	540	540
Common stock; $0.0005 par value; 100,000,000 shares authorized, 35,873,703 shares issued and outstanding at June 30, 2012, and December 31, 2011, respectively	17,937	17,937
Common stock subscribed	30,000	30,000
Additional paid-in capital	19,628,401	19,628,401
Accumulated deficit	(19,573,717)	(19,407,125)

Total stockholders' equity	103,161	269,753

Total liabilities and stockholders' equity	$1,305,884	$1,337,991

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenue:
Merchant services revenues	$481,673	$530,037	$956,559	$1,101,131
Equipment sales	212,771	154,332	381,780	310,274
Less: sales returns and allowances	(1,695)	-	(5,143)	(7,748)
Net revenue	692,749	684,369	1,333,196	1,403,657

Cost of revenue:
Commissions	150,098	125,830	259,525	254,731
Cost of sales	194,091	232,246	378,604	469,269
Cost of sales – depreciation	9,543	8,379	18,993	18,511
Cost of sales – equipment	12,021	6,424	20,839	14,672
Cost of revenue	365,753	372,879	677,961	757,183

Gross profit	326,996	311,490	655,235	646,474

Operating, general and administrative expenses:
General, administrative and selling expenses	360,758	366,710	728,799	761,265
Depreciation	1,376	654	2,642	650
Merchant portfolio attrition expense	32,200	46,650	79,554	95,533
Total operating, general and administrative expenses	394,334	414,014	810,995	857,448

Net operating loss	(67,338)	(102,524)	(155,760)	(210,974)

Non-operating income (expense):
Interest income	535	-	1,205	-
Interest (expense)	(6,293)	(5,538)	(12,932)	(10,449)
Gain on sale of fixed assets	-	-	895	-

Total non-operating expense	(5,758)	(5,538)	(10,832)	(10,449)

Net loss before provision for income taxes	(73,096)	(108,062)	(166,592)	(221,423)

Provision for income taxes	-	-	-	-

Net loss	$(73,096)	$(108,062)	$(166,592)	$(221,423)

Earnings per share – basic & dilutive	$0.00	$0.00	$(0.01)	$(0.01)

Weighted average shares outstanding - basic	35,873,703	35,873,703	35,873,703	35,873,703

Weighted average shares outstanding - dilutive	35,873,703	35,873,703	35,873,703	35,873,703

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2012	June 30, 2011

Cash Flows from Operating Activities:
Net Loss	$(166,592)	$(221,423)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	21,635	19,161
Gain on sale of fixed assets	(895)	-
Write off of cancelled merchant accounts	32,200	48,883
Allowance for doubtful accounts, other receivables and accrued interest income, net of bad debt recoveries	4,192	(614)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	(8,508)	34,889
Decrease in inventories	215,659	214,220
Decrease in other receivables	19,746	8,988
Increase in prepaid expenses	(50,000)	(50,000)
Decrease in other non-current assets	-	1,760
Increase in accounts payable	16,823	7,575
Increase in accrued expenses	110,100	43,969

Net cash provided by operating activities	194,360	107,408

Cash Flows from Investing Activities:
Acquisitions, net of attrition	295	14,680
Purchase of property and equipment	(19,265)	(37,247)
Proceeds from sale of fixed assets	895	-
Payments received toward notes receivable	10,889	-

Net cash used in investing activities	(7,186)	(22,567)

Cash Flows from Financing Activities:
Payment on line of credit, related party	(736,515)	(350,132)
Proceeds from line of credit, related party	550,137	246,000

Net cash used in financing activities	(186,378)	(104,132)

Net increase (decrease) in cash	796	(19,291)

Cash, beginning of period	18,848	31,762

Cash, end of period	$19,644	$12,471

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(CONTINUED)

	Six Months Ended
	June 30, 2012	June 30, 2011

SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$15,083	$3,165

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Noncash advances from line of credit, related party	$637	$1,981
Legal and Professional Fees paid from line of credit, related party	$40,199	$38,104
Inventory purchased from line of credit, related party	$193,938	$224,123
Inventory reclassified to fixed assets	$15,450	$13,714

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Operating results for the period ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Reclassifications

Certain reclassifications, which have no effect on net loss or change in equity, have been made in the prior period financial statements to conform to the current presentation.

Note 2. Other Receivables

At June 30, 2012, and December 31, 2011, other receivables consisted of the following:

	June 30, 2012	December 31, 2011

Merchant residuals receivable	$20,683	$14,315
Other receivables	936	27,050
Total	$21,619	$41,365

December 31, 2011, merchant residuals of $14,315 were collected in January 2012. Other receivables were split between $22,050 in a funds pool flow through repayment and $5,000 in employee advances.  The balance of the employee advances was collected in first quarter of 2012.

At June 30, 2012, other receivables consisted of $200 in a funds pool flow through repayment and $736 in employee advances. The employee advances have been collected at the time of this filing.

Note 3. Subscriptions

As of June 30, 2012, we anticipated issuing 30,000 shares of the Company’s common stock in connection with the sale of such securities pursuant to a subscription agreement dated as of April 2004 between the Company and an investor in the aggregate amount of $21,000. As of the date of filing this has not been completed.

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

• Results Of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011. A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

• Liquidity and Capital Resources. This section provides an analysis of our financial condition and cash flows as of June 30, 2012, and December 31, 2011.

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

OVERVIEW

We are provider of credit and debit card-based payment processing services and Gift & Loyalty products to small merchants. As of June 30, 2012, we provided our services to thousands of merchants located across the United States. Our payment processing services enable merchants to process traditional card-present, or swipe transactions, as well as card-not-present transactions. A traditional card-present transaction occurs whenever a cardholder physically presents a credit or debit card to a merchant at the point-of-sale. Card-not-present transactions occur whenever the customer does not physically present a payment card at the point-of-sale and such transactions may occur over the Internet or by mail, fax or telephone. Our proprietary Gift and Loyalty product allows merchants to issue custom branded gift and loyalty cards.

SIGNIFICANT ACCOUNTING POLICIES

We did not adopt any new accounting standards during the quarter ended June 30, 2012, nor were there any new accounting pronouncements during the period that would have an impact on our financial position or results of operation.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

Results of operations consist of the following:

	June 30, 2012	June 30, 2011	Difference $	Difference %

Net Revenues	$692,749	$684,369	$8,380	1
Cost of Revenues	365,753	372,879	(7,126)	(2)

Gross Profit	326,996	311,490	15,506	5
Operating, General, and Administrative Costs	394,334	414,014	(19,680)	(5)

Net Operating Loss	$(67,338)	$(102,524)	$35,186	(34)

Net revenues increased by $8,380 or 1% from $684,369 for the three months ended June 30, 2011, to $692,749 for the three months ended June 30, 2012. This increase was due mainly to the new White Label Licensing program and increased sales under the Month-to-Month (M2M) program. This increase was offset by decreased residual and DRIVE revenues.

The costs associated with the merchant account services decreased by approximately 2% or $7,126 primarily due to a the decrease in depreciation expense for M2M equipment. This decrease was due to depreciation in full of  approximately three quarters of the M2M equipment

General and administrative costs decreased by approximately 5% or $19,680 from $414,014 for the three months ended June 30, 2011, to $394,334 for the three months ended June 30, 2012. Starting in 2012, a portion of payroll, overhead and depreciation was allocated to Cost of Revenues. This accounted for a decrease in G&A expenses of $46,379.  The closing of the Colorado office responsible for the DRIVE program provided additional reductions of $6,805 in overhead and $11,394 in payroll. A reduction of $14,450 in amortization was achieved due to a slow down of cancellations and the fact that no amortization is allocated to LIFT M2M accounts as they are expensed at the time of activation. Additional cumulative reductions in advertising, auto expenses, bank fees, consulting fees, employee benefits, postage, recruiting and training, taxes and telephone expenses accounted for $13,733. These reductions were offset by increased spending of approximately $26,702 for bad debt, insurance, licenses, dues and subscriptions, and office expense.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

Results of operations consist of the following:

	June 30, 2012	June 30, 2011	Difference $	Difference %

Net Revenues	$1,333,196	$1,403,657	$(70,461)	(5)
Cost of Revenues	677,961	757,183	(79,222)	(10)

Gross Profit	655,235	646,474	8,761	1
Operating, General, and Administrative Costs	810,995	857,448	(46,453)	(5)

Net Operating Loss	$(155,760)	$(210,974)	$55,214	(26)

Net revenues decreased by $70,461 or 5% from $1,403,657 for the six months ended June 30, 2011, to $1,333,196 for the six months ended June 30, 2012, due mainly to a decrease in credit card residuals and sales of the DRIVE card program. This decrease was offset by increased revenues under the Month To Month program and the new White Label Licensing program begun in late 2011.

The costs associated with the merchant account services decreased $79,222. There was an overall increase of $34,552allocated as $18,346 for commissions, a $5,274 increase in equipment expense, $4,030 for merchant marketing, $6,381 for processing expense and $521 for overhead. This was offset by decreased costs of $113,775 associated with $9,537 for payroll, $13,554 for credit card commissions, $4,240 for costs associated with M2M marketing, $53,983 for credit card residual expenses, $1,057 for freight and $31,404 for chargebacks due to recovery of significant sums for the six months ended June 30, 2012.

General and administrative costs decreased by approximately 5% or $46,453 from $857,448 for the six months ended June 30, 2011, to $810,995 for the six months ended June 30, 2012. Decreases were allocated as $15,979 for amortization, $3,820 for auto expenses, $9,434 for bad debt expense, $5,811 for employee benefits, $6,494 for payroll, $3,256 for postage, $12,435 for rent and a combined $17,304 for advertising, bank fees, consulting fees, penalties & fines, equipment rental, recruiting, taxes, telephone and travel expenses. These reductions were offset by increased spending of approximately $28,080 for insurance, legal fees, licenses and dues, meals and entertainment, office expense, repair and maintenance and tax expenses for the six months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We are currently seeking to expand our merchant services offerings in bankcard and gift and loyalty. In addition, we are investigating additional business opportunities and potential acquisitions. Accordingly we may require additional capital to complete the expansion and to undertake any additional business opportunities.

	June 30, 2012	December 31, 2011	Difference $	Difference %

Cash	$19,644	$18,848	$796	4
Accounts Receivable, net	$17,272	$12,957	$4,315	33
Accounts Payable and Accrued Expenses	$719,992	$633,267	$86,725	14

We have financed our operations during the second quarter of 2012 primarily through sales, the collection of accounts receivable, the use of our line of credit, and the use of cash on hand. As of June 30, 2012, we had total current liabilities of $1,202,723 compared to $1,068,238 as of December 31, 2011. The $134,485 increase in current liabilities is due to total increases of $146,215, allocated as $16,824 in accounts payable, $346 to the Merchant chargeback reserve, $69,949 in payroll expenses, $11,337 in customer deposits and $47,759 to the Line of Credit. The increase in payroll is due to three members of upper management receiving only a portion of their pay since November 2010 and accrual of the balance owed to them. These increases were offset by total decreases of $11,730, allocated as $8,387 to accrued expenses, $1,192 in accrued taxes and $2,151 in accrued interest.

Cash increased 4% from $18,848 at December 31, 2011, to $19,644 at June 30, 2012 due to timing of payments and receipt of income.

As of June 30, 2012, net our accounts receivable increased to $17,272 compared to $12,957 at December 31, 2011. The related allowance for doubtful accounts increased $4,192 from $21,258 at December 31, 2011, to $25,450 as of June 30, 2012, due primarily to timing on collections in the second quarter.

We had no equity issuances in the second quarter of 2012.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including William Lopshire, the Company's Chief Executive Officer ("CEO") and Candace Mills, the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended June 30, 2012. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended June 30, 2012. Based on that evaluation, our CEO and our CFOconcluded that no change occurred in the Company's internal controls over financial reporting during the three months ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

N/A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

N/A

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS.

(a)  The following exhibits are filed with this report.

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350.

101**	The following materials from International Card Establishment, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

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

INTERNATIONAL CARD ESTABLISHMENT, INC.

Date: August 14, 2012	BY:	/s/ WILLIAM LOPSHIRE
WILLIAM LOPSHIRE
CHIEF EXECUTIVE OFFICER
SECRETARY AND DIRECTOR
(PRINCIPAL EXECUTIVE OFFICER),

Date: August 14, 2012	BY:	/s/ CANDACE MILLS
CANDACE MILLS
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)