Form 10-Q
period 2012-09-30
INTERNATIONAL CARD ESTABLISHMENT INC
filed 2012-11-20
CIK 1156337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 20, 2012, there were 35,873,703 outstanding shares of the Registrant's Common Stock, $.0005 par value.

PART I
ITEM 1.  FINANCIAL STATEMENTS

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2012

	September 30, 2012	December 31, 2011
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$148,339	$18,848
Accounts receivable, net of allowance of $11,480 and $21,258 at September 30, 2012 and December 31, 2011, respectively	17,370	12,957
Note receivable, net of allowance of $50,000 at September 30, 2012 and December 31, 2011, respectively	15,842	32,797
Inventory	14,442	41,213
Other receivables	12,814	41,365
Prepaid finance charges	75,000	50,000

Total current assets	283,807	197,180

FIXED ASSETS, net of accumulated depreciation of $3,116,431 and $3,082,069 at September 30, 2012 and December 31, 2011, respectively	55,903	66,191
INTANGIBLE ASSETS	807,383	872,035
GOODWILL	87,979	87,979
OTHER NON-CURRENT ASSETS	114,606	114,606

Total assets	$1,349,678	$1,337,991

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$929,708	$633,267
Line of credit, related party	217,161	434,971

Total current liabilities	1,146,869	1,068,238

CONTINGENCIES & COMMITMENTS	-	-

STOCKHOLDERS' EQUITY
Preferred stock; $0.01 par value; 10,000,000 shares authorized, 54,000 shares issued and outstanding at September 30, 2012, and December 31, 2011, respectively	540	540
Common stock; $0.0005 par value; 100,000,000 shares authorized, 35,873,703 shares issued and outstanding at September 30, 2012, and December 31, 2011, respectively	17,937	17,937
Common stock subscribed	30,000	30,000
Additional paid-in capital	19,628,401	19,628,401
Accumulated deficit	(19,474,069)	(19,407,125)

Total stockholders' equity	202,809	269,753

Total liabilities and stockholders' equity	$1,349,678	$1,337,991

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenue:
Merchant services revenues	$473,207	$564,784	$1,429,767	$1,665,914
Equipment sales	231,244	146,128	613,024	456,402
Less: sales returns and allowances	(2,907)	(13,935)	(8,050)	(21,682)
Net revenue	701,544	696,977	2,034,741	2,100,634

Cost of revenue:
Commissions	119,722	101,949	379,244	356,680
Cost of sales	149,720	229,365	528,325	698,634
Cost of sales – depreciation	11,876	7,411	30,870	25,921
Cost of sales – equipment	7,284	13,918	28,123	28,591
Cost of revenue	288,602	352,643	966,562	1,109,826

Gross profit	412,942	344,334	1,068,179	990,808

Operating, general and administrative expenses:
General, administrative and selling expenses	434,870	374,262	1,163,673	1,135,527
Depreciation	1,406	1,158	4,047	1,808
Merchant portfolio attrition expense	40,048	47,245	119,601	142,778
Total operating, general and administrative expenses	476,324	422,665	1,287,321	1,280,113

Net operating loss	(63,382)	(78,331)	(219,142)	(289,305)

Non-operating income (expense):
Interest income	418	-	1,623	1
Interest (expense)	(6,545)	(7,043)	(19,477)	(17,492)
Gain on sale of fixed assets	-	-	895	-
Gain on sale of Credit Card Portfolio	169,157	-	169,157	-

Total non-operating income (expense)	163,030	(7,043)	152,198	(17,491)

Net income (loss) before provision for income taxes	99,648	(85,374)	(66,944)	(306,796)

Provision for income taxes	-	-	-	-

Net income (loss)	$99,648	$(85,374)	$(66,944)	$(306,796)

Earnings per share – basic & dilutive	$0.00	$0.00	$(0.00)	$(0.01)

Weighted average shares outstanding - basic	35,873,703	35,873,703	35,873,703	35,873,703

Weighted average shares outstanding - dilutive	35,873,703	35,873,703	35,873,703	35,873,703

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30, 2012	September 30, 2011

Cash Flows from Operating Activities:
Net (loss)	$(66,944)	$(306,796)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	34,917	27,731
Gain on sale of fixed assets	(895)	-
Gain on sale of Credit Card portfolio	(169,157)	-
Write off of cancelled merchant accounts	40,048	95,530
Allowance for doubtful accounts, other receivables and accrued interest income, net of bad debt recoveries	(9,778)	(3,838)
Changes in assets and liabilities
Decrease in accounts receivable	5,365	46,972
Decrease in inventories	259,521	274,389
Decrease in other receivables	28,551	6,204
Increase in prepaid expenses	(25,000)	(25,000)
Decrease in other non-current assets	-	1,761
Increase (decrease) in accounts payable	(2,813)	6,611
Increase in accrued expenses	368,228	137,894

Net cash provided by operating activities	462,043	261,458

Cash Flows from Investing Activities:
Acquisitions, net of attrition	18,761	3,792
Purchase of property and equipment	(24,629)	(49,236)
Proceeds from sale of fixed assets	895	-
Proceeds from sale of credit card portfolio	175,000	-
Payments received toward notes receivable	16,955	-

Net cash used in investing activities	186,982	(45,444)

Cash Flows from Financing Activities:
Payment on line of credit, related party	(1,194,033)	(696,012)
Proceeds from line of credit, related party	674,500	451,027

Net cash used in financing activities	(519,533)	(244,985)

Net increase (decrease) in cash	129,491	(28,971)

Cash, beginning of period	18,848	31,762

Cash, end of period	$148,339	$2,791

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(CONTINUED)

	Nine Months Ended
	September 30, 2012	September 30, 2011

SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$22,339	$17,041

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Noncash advances from line of credit, related party	$637	$2,609
Legal and Professional Fees paid from line of credit, related party	$68,975	$52,204
Inventory purchased from line of credit, related party	$232,749	$287,428
Inventory reclassified to fixed assets	$20,814	$21,912

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTERNATIONAL CARD ESTABLISHMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

The accompanying Condensed Consolidated Financial Statements of International Card Establishment, Inc. and Subsidiaries (the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Significant accounting policies disclosed therein have not changed except as noted below.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Operating results for the period ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Reclassifications

Certain reclassifications, which have no effect on net loss or change in equity, have been made in the prior period financial statements to conform to the current presentation.

Note 2. Presentation as a Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company also has an accumulated deficit of $19,474,069 at September 30, 2012.

The items discussed above raise substantial doubts about the Company's ability to continue as a going concern. If the Company's financial resources are insufficient, the Company may require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity, debt or another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. Should financing sources fail to materialize, management would seek alternate funding sources such as the sale of common and/or preferred stock, the issuance of debt or other means. The Company plans to attempt to address its working capital deficiency by increasing its sales, maintaining strict expense controls and seeking strategic alliances.

Our ability to continue as a going-concern is in doubt due to the sale of our credit card portfolio. This will cause a reduction in income of approximately $16,000 per month going forward. We are continuing to sell new credit card accounts on which we will receive residuals as an independent sales organization. We believe these new revenues, which are risk free, will help offset the reduced income. We also used the proceeds of the sale to paydown the existing line of credit, reducing monthly interest payments and total outstanding liabilities. The Company is also exploring additional avenues of new revenue. If our revenues do not increase through new card sales or other new revenue streams or if our liabilities increase the Company may not be able to continue as a going concern.

In the event that these financing sources do not materialize, or the Company is unsuccessful in increasing its revenues and profits, the Company will be forced to further reduce its costs, may be unable to repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and reclassification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

Note 3. Sale of Merchant Portfolio

In August 2012 management negotiated the sale of one of its merchant card portfolios to the Company’s bank card processor in a third party transaction. The Company received net proceeds of $175,000 from the transaction with a net gain of $169,157. The Company used the net proceeds from the sale of one of its merchant card portfolios to pay down its related party line of credit in the amount of $175,000.

Note 4. Other Receivables

At September 30, 2012, and December 31, 2011, other receivables consisted of the following:

	September 30, 2012	December 31, 2011
Merchant residuals receivable	$11,676	$14,315
Other receivables	1,138	27,050
Total	$12,814	$41,365

December 31, 2011, merchant residuals of $14,315 were collected in January 2012. Other receivables were split between $22,050 in a funds pool flow through repayment and $5,000 in employee advances.  The balance of the employee advances was collected in first quarter of 2012.

At September 30, 2012, other receivables consisted of $11 in a funds pool flow through repayment and $1,127 in employee advances. The employee advances have been collected at the time of this filing.

Note 5. Subscriptions

As of September 30, 2012, we anticipated issuing 30,000 shares of the Company’s common stock in connection with the sale of such securities pursuant to a subscription agreement dated as of April 2004 between the Company and an investor in the aggregate amount of $21,000. As of the date of filing this has not been completed.

Note 6. Subsequent Events

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

• Results Of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011. A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

• Liquidity and Capital Resources. This section provides an analysis of our financial condition and cash flows as of September 30, 2012, and December 31, 2011.

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

OVERVIEW

We have been a provider of credit and debit card-based payment processing services and Gift & Loyalty products to small merchants. In August 2012 we stopped acting as a processor and became an ISO, acting as an agent for Financial Transaction Services (FTS). At the same time, we sold ICE’s share of our current credit card portfolio to FTS. This has had a twofold effect. Firstly, we no longer bear the risk associated with being a processor. We sign new accounts as agents and receive a residual. All risk for these accounts is assumed by FTS. Secondly, while we will still receive a small revenue stream from FTS associated with the purchased portfolio these funds will flow through directly to the sales representatives responsible for the sale of those accounts. As of September 30, 2012, we continued to provide our Gift and Loyalty services to thousands of merchants located across the United States. Our proprietary Gift and Loyalty product allows merchants to issue custom branded gift and loyalty cards.

SIGNIFICANT ACCOUNTING POLICIES

We did not adopt any new accounting standards during the quarter ended September 30, 2012, nor were there any new accounting pronouncements during the period that would have an impact on our financial position or results of operation.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

Results of operations consist of the following:

	September 30, 2012	September 30, 2011	Difference $	Difference %

Net Revenues	$701,544	$696,977	$4,567	1
Cost of Revenues	288,602	352,643	(64,041)	(18)

Gross Profit	412,942	344,334	68,608	20
Operating, General, and Administrative Costs	476,324	422,665	53,659	13

Net Operating Loss	$(63,382)	$(78,331)	$14,949	(19)

Net revenues increased by $4,567 or 1% from $696,977 for the three months ended September 30, 2011, to $701,544 for the three months ended September 30, 2012. This increase was due primarily to the sale of the credit card portfolio and the annual fee on our Gift and Loyalty product which is charged to the merchants in August each year. Sales of the M2M program continued to grow, further contributing to the increase in revenues. This increase was offset by decreased residuals and DRIVE revenues.

The costs associated with the merchant account services decreased by approximately 18% or $64,041 primarily due to a no longer carrying an expense for the credit card portfolio and to decreased merchant chargebacks.

General and administrative costs increased by approximately 5% or $53,659 from $422,665 for the three months ended September 30, 2011, to $476,324 for the three months ended September 30, 2012. Starting in 2012, a portion of payroll, overhead and depreciation was allocated to Cost of Revenues. The payroll reductions were offset by an increased number of employees and bonuses accrued in the third quarter. This accounted for a increase in G&A expenses of $72,603. There was additional increased spending of approximately $4,942 for bad debt, depreciation, employee benefits, legal and professional fees and meals. These increases were offset by reductions of $23,886.The closing of the Colorado office, responsible for the DRIVE program, provided additional reductions of $5,021 in overhead. A reduction of $7,198 in amortization was achieved due to a slow down of cancellations and the fact that no amortization is allocated to LIFT M2M accounts as they are expensed at the time of activation. There were also Reductions in property taxes of $3,398. This was due to all accounts being current and no new adjustments by the county or state being applied. A reduction of $1,687 in auto expenses was accounted for by the decrease in inside sales reps due to the closure of the Colorado office. A $2,671decrease in insurance expenses was due to the decrease in employees enrolled in the company’s plan and to the change of carriers resulting in reduced rates. Additional cumulative reductions in advertising, bank fees, licenses, dues and subscriptions, office expense, penalties, postage, recruiting and training, , repairs and maintenance, telephone expenses accounted for $3,911.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER, 2012 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

Results of operations consist of the following:

	September 30, 2012	September 30, 2011	Difference $	Difference %

Net Revenues	$2,034,741	$2,100,634	$(65,893)	(3)
Cost of Revenues	966,562	1,109,826	(143,264)	(13)

Gross Profit	1,068,179	990,808	77,371	8
Operating, General, and Administrative Costs	1,287,321	1,280,113	7,208	1

Net Operating Loss	$(219,142)	$(289,305)	$70,163	(24)

Net revenues decreased by $65,893 or 3% from $2,100,634 for the nine months ended September 30, 2011, to $2,034,741 for the nine months ended September 30, 2012, due mainly to a decrease in credit card residuals and sales of the DRIVE card program. This decrease was offset by increased revenues under the Month To Month program and the new White Label Licensing program begun in late 2011.

The costs associated with the merchant account services decreased $143,264. There was an overall increase of $46,330 allocated as $19,174 for commissions, a $3,391 increase in residuals, $10,776 for merchant marketing, $7,964 for processing expense and $5,025 for overhead. This was offset by decreased costs of $189,594 associated with $10,053 for payroll, $12,199 for inventory, $5,115 for costs associated with M2M marketing, $87,985 for credit card residual expenses, $2,095 for freight and $72,147 for chargebacks due to recovery of significant sums for the nine months ended September 30, 2012.

General and administrative costs increased by approximately 1% or $7,208 from $1,280,113 for the nine months ended September 30, 2011, to $1,287,321 for the nine months ended September 30, 2012.  Increases were allocated as $2,239 for depreciation, $198 in bad debt recovery, $16,375 to legal and professional fees, $2,089 for licenses, dues and subscriptions, $1,581 to meals and entertainment, $5,751 in office expenses and $66,109 associated with payroll, due primarily to bonuses accrued in the third quarter of 2012. These increases offset by decreased spending of approximately $86,935. These decreases were allocated as $23,176 for amortization, $5,508 for auto expenses, $8,977 for bad debt expense, $4,587 for employee benefits, $3,556 for postage, $17,456 for rent, $3,500 in travel expenses and a combined $20,175 for advertising, bank fees, consulting fees, insurance expense, penalties & fines, equipment rental, recruiting, taxes, and telephone expenses for the nine months ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We are currently seeking to expand our merchant services offerings in gift and loyalty. In addition, we are investigating additional business opportunities and potential acquisitions. Accordingly we may require additional capital to complete the expansion and to undertake any additional business opportunities.

	September 30, 2012	December 31, 2011	Difference $	Difference %

Cash	$148,339	$18,848	$129,491	687
Accounts Receivable, net	$17,370	$12,957	$4,413	34
Accounts Payable and Accrued Expenses	$929,708	$633,268	$296,441	47

We have financed our operations during the third quarter of 2012 primarily through sales, the collection of accounts receivable, the annual fee on the gift and loyalty portfolio, the sale of ICE’s share of the credit card portfolio, and the use of cash on hand. As of September 30, 2012, we had total current liabilities of $1,146,869 compared to $1,068,238 as of December 31, 2011. The $78,631 increase in current liabilities is due to total increases of $304,381 in accrued expenses allocated as $510 to the Merchant chargeback reserve, $204,078 in payroll expenses, and $99,793 in customer deposits. The increase in payroll is due to three members of upper management receiving only a portion of their pay since November 2010 and accrual of the balance owed to them. These increases were offset by total decreases of $225,750, allocated as $2,813 to accounts payable, $691 in commissions and residuals, $1,574 in sales tax payable, $217,810 on the line of credit and $2,862 in accrued interest.

Cash increased 687% from $18,848 at December 31, 2011, to $148,339 at September 30, 2012 due to the sale of the credit card portfolio and collection of the annual fee.

As of September 30, 2012, our accounts receivable net increased to $17,370 compared to $12,957 at December 31, 2011. The related allowance for doubtful accounts decreased $9,778 from $21,258 at December 31, 2011, to $11,480 as of September 30, 2012, due primarily to timing on collections in the third quarter.

The Company used the net proceeds from the sale of one of its merchant card portfolios to pay down its related party line of credit in the amount of $175,000. The Company intends to use its line of credit to develop additional merchant card portfolios in the future. To this end, the Company renewed the line of credit effective June 30, 2012, to accommodate the acquisition of additional merchant accounts.

We had no equity issuances in the third quarter of 2012.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including William Lopshire, the Company's Chief Executive Officer ("CEO") and Candace Mills, the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended September 30, 2012. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended September 30, 2012. Based on that evaluation, our CEO and our CFOconcluded that no change occurred in the Company's internal controls over financial reporting during the three months ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.   RISK FACTORS

WE GENERATED A NET LOSS OF $66,944 AND LOSS OF $306,796 BEFORE TAXES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011, RESPECTIVELY. WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We generated a consolidated net loss before taxes of $66,944 for the nine months ended September 30, 2012 compared to a consolidated net loss before taxes of $306,796 during 2011. We realized a positive cash flow from operating activities of $631,200 for the nine months ended September 30, 2012 compared to $261,458 for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, we had an accumulated deficit of $19,474,069 compared to an accumulated deficit of $19,407,125 for the year ended December 31, 2011. At September 30, 2012, we had a stockholders' surplus of $202,809 compared to a stockholders' surplus of $269,753 as at December 31, 2011. Our ability to continue as a going-concern is in doubt due to the sale of our credit card portfolio. This will cause a reduction in income of approximately $16,000 per month going forward. We are continuing to sell new credit card accounts on which we will receive residuals as an independent sales organization. We believe these new revenues, which are risk free, will help offset the reduced income. We also used the proceeds of the sale to paydown the existing line of credit, reducing monthly interest payments and total outstanding liabilities. The Company is also exploring additional avenues of new revenue. If our revenues do not increase through new card sales or other new revenue streams or if our liabilities increase the Company may not be able to continue as a going concern.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

N/A

ITEM 5.  OTHER INFORMATION

None.

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

101**
The following materials from International Card Establishment, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

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

Date: November 20, 2012

INTERNATIONAL CARD ESTABLISHMENT, INC.

BY:	/s/ WILLIAM LOPSHIRE
WILLIAM LOPSHIRE
CHIEF EXECUTIVE OFFICER
SECRETARY AND DIRECTOR
(PRINCIPAL EXECUTIVE OFFICER),

BY:	/s/ CANDACE MILLS
CANDACE MILLS
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)